Form 10-Q
period 1996-03-31
PC SERVICE SOURCE INC
filed 1996-05-15
CIK 919999

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                        Commission File Number:  0-23686


                            PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                        52-1703687
                      --------                                                        ----------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


    2350 VALLEY VIEW LANE, DALLAS, TEXAS                                                  75234
    ------------------------------------                                                  -----
  (Address of principal executive offices)                                             (Zip Code)


                                 (214) 406-8583
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

As of April 30, 1996, there were 4,035,469 shares of the registrant's common stock outstanding.

================================================================================

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheets at March 31, 1996 (Unaudited)
                  and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . .      1

                  Consolidated Statements of Income for the Three Months Ended
                  March 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . .      2

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . .      3

                  Notes to Consolidated Financial Statements (Unaudited)   . . . . . . .      4

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . . . . . . . . . . .      5


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .      8

                         PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                     March 31,      December 31,
                                                       1996            1995
                                                    ------------    ------------
                   ASSETS

Current assets:
  Cash and cash equivalents .....................   $        957    $        833
  Accounts receivable, net ......................         12,688          10,251
  Inventories ...................................         18,293          13,202
  Deferred income taxes .........................          1,120           1,322
  Income taxes receivable .......................           --                80
  Other .........................................            774             712
                                                    ------------    ------------
         Total current assets ...................         33,832          26,400

Property and equipment, net .....................          6,763           6,453
Other noncurrent assets .........................            286             274
                                                    ------------    ------------

  Total Assets ..................................   $     40,881    $     33,127
                                                    ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................   $     12,768    $      8,876
  Accrued liabilities ...........................          2,909           1,894
  Current installments of obligations
     under capital leases .......................            330             320
  Income taxes payable ..........................            312            --
                                                    ------------    ------------
         Total current liabilities ..............         16,319          11,090
                                                    ------------    ------------

Long-term debt ..................................         12,012          10,165
Deferred income taxes ...........................            293             269
Stockholders' equity ............................         12,257          11,603
                                                    ------------    ------------

  Total Liabilities and Stockholders' Equity ....   $     40,881    $     33,127
                                                    ============    ============




          See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                      Three  Months Ended
                                                           March 31,
                                                    -----------------------
                                                       1996         1995
                                                    ----------   ----------
Net revenues ....................................   $   26,281   $   16,782
Cost of revenues ................................       18,708       12,156
                                                    ----------   ----------
  Gross margin ..................................        7,573        4,626
                                                    ----------   ----------

Operating expenses:
  Selling, general and administrative ...........        5,869        3,401
  Depreciation and amortization .................          434          293
                                                    ----------   ----------
    Total operating expenses ....................        6,303        3,694
                                                    ----------   ----------

    Earnings from operations ....................        1,270          932

Interest expense, net ...........................          229            7
                                                    ----------   ----------

    Earnings before income taxes ................        1,041          925

Income taxes ....................................          387          361
                                                    ----------   ----------

    Net earnings ................................   $      654   $      564
                                                    ==========   ==========



Earnings per common share .......................   $      .15   $      .13
                                                    ==========   ==========

Weighted average common shares outstanding ......        4,373        4,462
                                                    ==========   ==========





          See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                            ------------------------
                                                               1996          1995
                                                            ----------    ----------
Cash flows from operating activities:
  Net earnings ..........................................   $      654    $      564
  Adjustments to reconcile net earnings to net
      cash used in operating activities:
      Depreciation and amortization .....................          434           293
      Deferred income taxes .............................          226            31
      Other, net ........................................          (27)         --
  Changes in current assets and liabilities:
      Accounts receivable ...............................       (2,437)       (1,688)
      Inventories .......................................       (5,091)       (1,513)
      Other current assets ..............................          (62)         (281)
      Income taxes ......................................          392          --
      Accounts payable ..................................        3,892           541
      Accrued liabilities ...............................        1,015           440
                                                            ----------    ----------
          Net cash used in operating activities .........       (1,004)       (1,613)
                                                            ----------    ----------

Cash flows from investing activities:
  Capital expenditures ..................................         (729)         (799)
                                                            ----------    ----------
Net cash used in investing activities ...................         (729)         (799)
                                                            ----------    ----------

Cash flows from financing activities:
  Net long-term debt borrowings .........................        1,926           300
  Principal payments under capital lease obligation .....          (69)          (13)
                                                            ----------    ----------
Net cash provided by financing activities ...............        1,857           287
                                                            ----------    ----------

Net increase (decrease) in cash and cash equivalents ....          124        (2,125)
Cash and cash equivalents at beginning of period ........          833         2,332
                                                            ----------    ----------
Cash and cash equivalents at end of period ..............   $      957    $      207
                                                            ==========    ==========





          See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

(1) GENERAL

     These condensed interim consolidated financial statements, which include the accounts of PC Service Source, Inc. and its majority-owned subsidiary Cyclix Engineering Corporation (collectively, the "Company"), should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's 1995 Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year. Certain prior year information has been reclassified to confirm to the current year presentation.


(2) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                         March 31,   December 31,
                                                           1996         1995
                                                        ----------   ----------
        Revolving bank credit facility ..............   $   10,860   $    8,934
        Obligations under capital leases ............        1,482        1,551
                                                        ----------   ----------
                                                            12,342       10,485

        Less current installments of obligations
          under capital leases ......................          330          320
                                                        ----------   ----------
        Total long-term debt ........................   $   12,012   $   10,165
                                                        ==========   ==========


(3) SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                 Three Months Ended
                                                       March 31,
                                                --------------------
                                                  1996        1995
                                                --------    --------
       Interest paid ........................   $    191    $     10
       Income taxes paid (refunded), net ....       (247)        272

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

The Company recorded net earnings of $654,000, or $.15 per common share, on 4,372,707 shares for the first quarter of 1996 compared with net earnings of $564,000, or $.13 per common share, on 4,461,751 shares for the same period in 1995.

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                         Three Months Ended
                                                               March 31,
                                                        --------------------
                                                         1996          1995
                                                        ------        ------
    Net revenues ................................        100.0%        100.0%
    Cost of revenues ............................         71.2          72.4
                                                        ------        ------
        Gross margin ............................         28.8          27.6
                                                        ------        ------

    Operating expenses:
        Selling, general and administrative .....         22.3          20.3
        Depreciation and amortization ...........          1.7           1.7
                                                        ------        ------
             Total operating expenses ...........         24.0          22.0
                                                        ------        ------

            Earnings from operations ............          4.8           5.6

    Interest expense, net .......................           .8          --
                                                        ------        ------
            Earnings before income taxes ........          4.0           5.6

    Income taxes ................................          1.5           2.2
                                                        ------        ------
            Net earnings ........................          2.5%          3.4%
                                                        ======        ======


Net revenues for the first quarter of 1996 of $26.3 million represent an increase of $9.5 million, or 57%, over the first quarter of 1995. The Company's outsourcing agreement with Intelogic Trace, Inc. ("Intelogic") contributed $3.1 million in net revenues during the first quarter of 1995 and that agreement was terminated in April 1995 in connection with the bankruptcy and liquidation of Intelogic. Excluding sales to Intelogic during the first quarter of 1995, revenues increased by $12.6 million, or 93%. The increase was principally due to higher revenues from service provider alliance arrangements, which increased $4.8 million (excluding sales to Intelogic during 1995) including sales to new customers of $3.8 million. Revenues from the general parts distribution operations grew by approximately $4.6 million, or 42%. OEM outsourcing revenues grew to $3.4 million in the first quarter of 1996, which included sales to new customers of $1.6 million, versus $708,000 in the comparable quarter last year.

Gross margin improved $2.9 million, or 64%, from the first quarter of 1995 to the first quarter of 1996. The gross margin percentage for the first quarter of 1996 increased to 28.8% compared with 27.6% for the same period in 1995. The increase in gross margin percentage was largely due to variations in the parts and services provided during the period and the fact that Cyclix Engineering Corporation, the Company's recently established remanufacturing subsidiary, had slightly higher margins than the remainder of the Company's business.

Selling, general and administrative expenses ("SG&A") as a percentage of net revenues rose to 22.3% compared with 20.3% for the first quarter of 1995. The $2.5 million increase in SG&A resulted primarily from a $1.8 million increase in compensation expense that was driven by higher average employee levels, which rose to 348 for the first quarter of 1996 compared with 256 for the first quarter of 1995. Occupancy expenses also increased $373,000, as the Company occupied its new headquarters, with its higher rent expense, which began in June 1995, and as the Company moved into its new distribution facility, with its higher rent expense, during the first quarter of 1996. SG&A was also adversely impacted by relocation and related expenses, totaling approximately $120,000, relating to the move from the Company's previous distribution facility into the Company's new distribution facility during the first quarter of 1996.

Depreciation and amortization was flat as a percentage of revenues. The $141,000 increase in depreciation and amortization expense in the first quarter of 1996 as compared with the same period in 1995 was due to a higher asset base resulting from capital expenditures made to the Company's information systems and capital expenditures related to the Company's new distribution facility and new corporate headquarters.

Interest expense increased to $229,000 in the first quarter of 1996 from $7,000 for the first quarter of 1995 due to higher borrowing levels against the Company's revolving line of credit. These higher borrowing levels were dictated by increases in working capital which were required to support the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATIONS

The Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, subordinated debt, equity financing and internally generated funds.

Cash used in operating activities was $1.0 million compared with $1.6 million for the first quarter of 1995. The decrease in cash used in operating activities resulted largely from a $90,000 increase in net earnings, which occurred despite $141,000 of higher depreciation and amortization expense, and an increase of $210,000 from working capital activities. The increase from working capital activities resulted from favorable activity in accounts payable and accrued liabilities which substantially offset higher inventory levels required to support the Company's growth and higher accounts receivable levels resulting from increased revenues. The Company's cash outflows from investing activities was relatively flat compared with the first quarter of 1995 as capital expenditure levels were comparable. Cash provided by financing activities rose as a result of increased long-term borrowings.

OTHER CAPITAL RESOURCES

The Company currently maintains a revolving bank line of credit which provides for borrowings up to a maximum of $12 million, based on a borrowing base of qualified inventory and eligible receivables. The line is used for working capital purposes and matures in December 1997. At March 31, 1996, the Company had $10.9 million in borrowings, leaving $1.1 million available under the line of credit.

In April 1996, the Company entered into a financing agreement that will allow for the acquisition of up to $1 million of capital assets through leasing arrangements. An additional $1.8 million of capital asset financing through leasing arrangements is anticipated to become available to the Company during the second quarter of 1996.

The Company believes that its balances of cash and cash equivalents, its long-term financing capability and its equipment financing agreement will be sufficient to meet its 1996 working capital and capital expenditure requirements.

CAPITAL EXPENDITURES

The Company made capital expenditures of $729,000 during the first quarter of 1996 largely for warehouse equipment and information systems. In the second quarter of 1996 the Company intends to refinance approximately $425,000 of the $729,000 of expenditures using a capital lease through the lease financing arrangement entered into in April. The Company anticipates capital expenditures for the remainder of 1996 of approximately $2.8 million, including non-cash capital expenditures of approximately $1.8 million for assets acquired through leases. These capital expenditures will be primarily for a new enhanced high capacity computer-telephony integration system for handling order processing and continued improvements and modification to the Company's information systems. The Company believes these expenditures are required to support and manage future growth of its business.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                          PART II.  OTHER INFORMATION


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

        A.         EXHIBITS

                   The following exhibits are filed as part of this report:

         EXHIBIT
           NO.                                  DESCRIPTION
         -------                                -----------
            11    . . . . . . . . . .   Computation of Earnings Per Common Share

            27    . . . . . . . . . .   Financial Data Schedule

       B.        REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Registrant during the three (3) months ended March 31, 1996.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           PC SERVICE SOURCE, INC.
                                        ---------------------------------------
                                                   (Registrant)



May 13, 1996                            By: /s/ Avery More
                                            -----------------------------------
                                              Avery More, Chairman of the Board,
                                                 Chief Financial Officer and
                                                 Director



May 13, 1996                            By: /s/ Bernard W. Rohde
                                            -----------------------------------
                                              Bernard W. Rohde, Vice President,
                                                 Finance and Chief Accounting
                                                 Officer

                               INDEX TO EXHBITS


EXHIBIT
NUMBER               DESCRIPTION
- - -------              -----------
  11             Computation of Earnings Per Common Share

  27             Financial Data Schedule