Form 10-Q
period 1996-06-30
PC SERVICE SOURCE INC
filed 1996-08-13
CIK 919999

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended June 30, 1996

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Transition Period from _______________ to _______________.


                        Commission File Number: 0-23686


                            PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                          52-1703687
        --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  2350 VALLEY VIEW LANE, DALLAS, TEXAS                       75234
  ------------------------------------                       -----
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

As of July 31, 1996, there were 5,744,779 shares of the registrant's common stock outstanding.

================================================================================

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements ....................................   1

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ...........   6


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings .......................................  10

         Item 4. Submission of Matters to a Vote of Security Holders .....  10

         Item 6. Exhibits and Reports on Form 8-K ........................  10

                         PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                          June 30,    December 31,
                                                           1996           1995
                                                          --------    ------------
              ASSETS

Current assets:
  Cash and cash equivalents ...........................   $ 4,856        $   833
  Accounts receivable, net ............................    12,552         10,251
  Inventories .........................................    18,351         13,202
  Deferred income taxes ...............................     1,235          1,322
  Income taxes receivable .............................      --               80
  Other ...............................................       994            712
                                                          -------        -------
         Total current assets .........................    37,988         26,400

Property and equipment, net ...........................     8,287          6,453
Other noncurrent assets ...............................       297            274
                                                          -------        -------

  Total Assets ........................................   $46,572        $33,127
                                                          =======        =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................   $ 7,873        $ 8,876
  Accrued liabilities .................................     2,605          1,894
  Current installments of obligations
     under capital leases .............................       646            320
  Income taxes payable ................................       651           --
                                                          -------        -------
         Total current liabilities ....................    11,775         11,090
                                                          -------        -------

Long-term debt ........................................     2,662         10,165
Deferred income taxes .................................       419            269
Stockholders' equity ..................................    31,716         11,603
                                                          -------        -------

  Total Liabilities and Stockholders' Equity ..........   $46,572        $33,127
                                                          =======        =======


         See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                -------------------    -------------------
                                                  1996       1995        1996       1995
                                                --------   --------    --------   --------
Net revenues ................................   $ 26,786   $ 15,274    $ 53,067   $ 32,056
Cost of revenues ............................     18,470     11,102      37,178     23,258
                                                --------   --------    --------   --------
  Gross margin ..............................      8,316      4,172      15,889      8,798
                                                --------   --------    --------   --------

Operating expenses:
  Selling, general and administrative .......      6,368      4,357      12,237      7,758
  Depreciation and amortization .............        498        440         932        733
                                                --------   --------    --------   --------
    Total operating expenses ................      6,866      4,797      13,169      8,491
                                                --------   --------    --------   --------

    Earnings (loss) from operations .........      1,450       (625)      2,720        307

Interest expense, net .......................        242         75         471         82
                                                --------   --------    --------   --------

    Earnings (loss) before income taxes .....      1,208       (700)      2,249        225

Income taxes (benefit) ......................        449       (266)        836         95
                                                --------   --------    --------   --------

Net earnings (loss) .........................   $    759   $   (434)   $  1,413   $    130
                                                ========   ========    ========   ========



Earnings (loss) per common share ............   $    .16   $   (.11)   $    .30   $    .03
                                                ========   ========    ========   ========

Weighted average common shares outstanding ..      4,850      3,893       4,634      4,411
                                                ========   ========    ========   ========






         See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
Cash flows from operating activities:
  Net earnings ........................................   $  1,413    $    130
  Adjustments to reconcile net earnings to net
      cash used in operating activities:
      Depreciation and amortization ...................        932         733
      Deferred income taxes ...........................        237         153
      Loss incurred on terminated supply agreement ....       --           664
      Other, net ......................................        (48)       --
  Changes in current assets and liabilities:
      Accounts receivable .............................     (2,301)     (3,134)
      Inventories .....................................     (5,149)     (3,222)
      Other current assets ............................       (257)       (738)
      Income taxes ....................................        731        --
      Payable to Intelogic Trace ......................       --        (1,200)
      Accounts payable ................................     (1,003)      2,771
      Accrued liabilities .............................        711         362
                                                          --------    --------
          Net cash used in operating activities .......     (4,734)     (3,481)
                                                          --------    --------

Cash flows from investing activities:
  Capital expenditures ................................       (809)     (3,430)
                                                          --------    --------
         Net cash used in investing activities ........       (809)     (3,430)
                                                          --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..............     18,521        --
  Proceeds from exercise of stock options .............        155        --
  Net long-term debt borrowings (repayments) ..........     (8,934)      5,159
  Principal payments under capital lease obligation ...       (176)       (101)
                                                          --------    --------
         Net cash provided by financing activities ....      9,566       5,058
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ..      4,023      (1,853)
Cash and cash equivalents at beginning of period ......        833       2,332
                                                          --------    --------
Cash and cash equivalents at end of period ............   $  4,856    $    479
                                                          ========    ========



         See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  GENERAL

     These condensed interim consolidated financial statements, which include the accounts of PC Service Source, Inc. ("PCSS") and Cyclix Engineering Corporation ("Cyclix"), a majority-owned subsidiary of PCSS (Cyclix and PCSS are hereinafter collectively referred to as the "Company"), should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's 1995 Annual Report on Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. The information furnished is unaudited but reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to present a fair statement of the results for these interim periods. Interim results are not necessarily indicative of results expected for the full year. Certain prior year information has been reclassified to conform to the current year presentation.


(2)  LONG-TERM DEBT

     Long-term debt (in thousands) consists of the following:

                                                     June 30,     December 31,
                                                      1996           1995
                                                     --------     ------------
     Revolving bank credit facility ..............   $  --          $ 8,934
     Obligations under capital leases ............     3,308          1,551
                                                     -------        -------
                                                       3,308         10,485

     Less current installments of obligations
       under capital leases ......................       646            320
                                                     -------        -------
     Total long-term debt ........................   $ 2,662        $10,165
                                                     =======        =======


(3)  STOCKHOLDERS' EQUITY

     In connection with a June 1996 offering of the Company's common stock, par value $.01 per share (the "Common Stock"), the Company issued 1,437,500 shares of Common Stock to the public. The transaction resulted in net proceeds to the Company and an increase in stockholders' equity of $18.5 million. Also in connection with that offering, CompuCom Systems, Inc. exercised a warrant to purchase up to 250,000 shares of Common Stock. Pursuant to the net exercise provision of the warrant, 209,821 shares were issued and are outstanding. Also during the second quarter, a portion of the warrants to acquire 100,000 shares of Common Stock that were issued to representatives of the underwriters of the Company's 1994 initial public offering were exercised. Pursuant to the net exercise provisions of those warrants, 7,623 shares were issued and are outstanding and 64,809 shares of Common Stock are available to be acquired under the terms of the warrants as of June 30, 1996.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION

     During the first six months of 1996 and 1995, respectively, the Company made interest payments of $458,000 and $83,000, related to borrowings under its line of credit and its capital lease obligations, and had cash receipts for interest income of $13,000 and $38,000. The Company had a net tax refund of $150,000 for the six months ended June 30, 1996, compared with tax payments of $684,000 in 1995. Also during the first six months of 1996, the Company acquired $1.9 million of assets through non-cash capital lease obligations.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                               Three Months Ended        Six Months Ended
                                                    June  30,                June 30,
                                               ------------------        ----------------
                                                 1996       1995          1996       1995
                                                 ----       ----          ----       ----
Net revenues ................................   100.0%     100.0%        100.0%     100.0%
Cost of revenues ............................    69.0       72.7          70.1       72.5
                                                -----      -----         -----      -----
    Gross margin ............................    31.0       27.3          29.9       27.5
                                                -----      -----         -----      -----

Operating expenses:
    Selling, general and administrative .....    23.7       28.5          23.0       24.2
    Depreciation and amortization ...........     1.9        2.9           1.8        2.3
                                                -----      -----         -----      -----
         Total operating expenses ...........    25.6       31.4          24.8       26.5
                                                -----      -----         -----      -----

         Earnings (loss) from operations ....     5.4       (4.1)          5.1        1.0

Interest expense, net .......................      .9         .5            .9         .3
                                                -----      -----         -----      -----
Earnings (loss) before income taxes .........     4.5       (4.6)          4.2         .7

Income taxes (benefit) ......................     1.7       (1.8)          1.5         .3
                                                -----      -----         -----      -----
         Net earnings (loss) ................     2.8%      (2.8)%         2.7%        .4%
                                                =====      =====         =====      =====


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

The Company recorded net earnings of $759,000, or $.16 per share, on 4,849,538 shares for the second quarter of 1996 compared with a net loss of $434,000, or $.11 per share, on 3,893,044 shares for the same period in 1995.

Net revenues for the second quarter of 1996 of $26.8 million represent an increase of $11.5 million, or 75%, over the second quarter of 1995. The increased revenues occurred in all segments of the Company's business with the largest gains coming from the general parts distribution operations which accounted for $6.9 million of the increase, excluding parts distribution to service provider alliances and OEM customers. The increase in general distribution sales was mainly attributable to increased selling efforts, including the expansion of the Company's field sales force. OEM outsourcing revenues grew by $2.5 million in the second quarter of 1996 compared with the same period in 1995, mainly from new outsourcing arrangements. Service provider alliances also provided a $1.6 million increase in net revenues compared with the same period in 1995.

Gross margin dollars improved $4.1 million for the second quarter of 1996 compared with the second quarter of 1995. The gross margin percentage for the second quarter of 1996 increased to 31.0% compared with 27.3% for the same period in 1995. Because the gross margin is different on each computer spare part which the

Company sells, changes in the mix of parts sold by the Company during a particular period effect the Company's gross margin. The increase in gross margin percentage was largely due to favorable variations in the mix of parts sold during the period, as well as improved margins for parts sold on exchange, improvements in pricing and purchasing, and the fact that Cyclix had slightly higher margins than the remainder of the Company's business.

Selling, general and administrative expenses ("SG&A") increased 46% to $6.4 million for the quarter ended June 30, 1996, compared with the same period in 1995. The increase in SG&A resulted primarily from a $1.4 million increase in compensation expenses that was driven by higher average employee levels, which rose to 403 during the second quarter of 1996 compared with 307 for the second quarter of 1995. Occupancy expenses also increased $216,000, as the Company experienced higher rent associated with moving into its new corporate headquarters in June 1995 and its new distribution facility in the first quarter of 1996. SG&A as a percentage of net revenues declined to 23.7% compared with 28.5% for the second quarter of 1995. The decrease in SG&A as a percentage of net revenues resulted primarily from the expenditures made by the Company during 1995 to accommodate the anticipated growth in revenues during 1996. In addition, the Company incurred expenses during 1995 in connection with the termination of its outsourcing agreement with Intelogic Trace, Inc. ("Intelogic") and the bankruptcy and liquidation of Intelogic, with no related Intelogic revenues during the second quarter of 1995.

Depreciation and amortization as a percentage of net revenues declined to 1.9% for the second quarter of 1996 compared with 2.9% in 1995 due to the increased revenues in 1996. The $58,000 increase in depreciation and amortization expense in the second quarter of 1996 as compared with the same period in 1995 was due to depreciation on capital expenditures made over the last year related to the Company's information systems, the Company's new distribution facility, and new corporate headquarters.

Interest expense (net) increased to $242,000 in the second quarter of 1996 from $75,000 for the second quarter of 1995 due to higher borrowing levels against the Company's revolving line of credit and increased capital lease obligations. The higher borrowing levels were dictated by increases in working capital which were required to support the increase in sales. Interest expense (net) for the second quarter of 1996, was reduced as a result of the Company paying off the entire outstanding indebtedness under its bank line of credit in June 1996 using a portion of the proceeds from the Company's June 1996 public offering of Common Stock.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995.

The Company recorded net earnings of $1,413,000, or $.30 per share, on 4,633,994 shares for the six months ended June 30, 1996 compared with earnings of $130,000, or $.03 per share, on 4,411,154 shares, for the same period in 1995.

Net revenues for the first six months of 1996 of $53.1 million represent an increase of $21.0 million, or 66%, over the first six months of 1995. The Company's outsourcing agreement with Intelogic contributed $3.1 million in net revenues during the first six months of 1995 and that agreement was terminated in April 1995 in connection with the bankruptcy and liquidation of Intelogic. Excluding sales to Intelogic during the first six months of 1995, revenues increased by $24.1 million, or 84%. The increased revenues occurred in all segments of the Company's business with the largest gains coming from the general parts distribution operations ($12.2 million) and service provider alliance arrangements ($6.4 million, excluding sales to Intelogic in 1995). In addition, OEM outsourcing revenues grew by $5.2 million in the first half of 1996 compared with the same period in 1995, mainly from new outsourcing arrangements.

Gross margin dollars improved $7.1 million for the first six months of 1996 compared with the first six months of 1995. The gross margin percentage for the first half of 1996 increased to 29.9% compared with 27.5% for the same period in 1995. Because the gross margin is different on each computer spare part which the Company sells, changes in the mix of parts sold by the Company during a particular period effect the Company's gross margin. The increase in gross margin percentage was largely due to favorable variations in the mix of parts sold, as well as improved margins for parts sold on exchange, improvements in pricing and purchasing, and the fact that Cyclix had slightly higher margins than the remainder of the Company's business.

SG&A increased 58% to $12.2 million for the six months ended June 30, 1996, compared with the same period in 1995. The increase in SG&A resulted primarily from a $3.2 million increase in compensation expenses that was driven by higher average employee levels, which rose to 375 for the first six months of 1996 compared with 280 for the first six months of 1995. Occupancy expenses also increased $589,000, as the Company experienced higher rent associated with moving into its new corporate headquarters in June 1995 and its new distribution facility in the first quarter of 1996. SG&A as a percentage of net revenues declined to 23.0% for the first six months of 1996 from 24.2% for 1995. The decrease in SG&A as a percentage of net revenues resulted primarily from the expenditures made by the Company during 1995 to accommodate the anticipated growth in revenues during 1996. In addition, 1995 included expenses incurred by the Company in connection with the termination of its outsourcing agreement with Intelogic and the bankruptcy and liquidation of Intelogic, with no related Intelogic revenues in the second quarter of 1995.

Depreciation and amortization decreased as a percentage of net revenues despite a $199,000 increase in depreciation and amortization expense in the first six months of 1996 compared with the same period in 1995. This increase was due to depreciation on capital expenditures made over the last year related to the Company's information systems, the Company's new distribution facility, and new corporate headquarters.

Interest expense (net) increased $389,000 to $471,000 for the first six months of 1996 due to higher borrowing levels against the Company's revolving line of credit and increased capital lease obligations. The higher borrowing levels were dictated by increases in working capital which were required to support the increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATIONS AND OTHER RESOURCES

The Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, equity financing and internally generated funds.

Cash used in operating activities was $4.7 million compared with $3.5 million for the first six months of 1995. The increase in cash used in operating activities resulted largely from $2.1 million of additional cash being used for working capital activities and was driven by higher inventory levels required to support the Company's growth.

Cash outflows from investing activities decreased $2.6 million as the Company acquired $1.9 million of assets through non-cash capital leases and, accordingly, reduced the level of cash used for capital expenditures. Cash flows from financing activities reflects the receipt of net proceeds of $18.5 million from the sale of 1,437,500 shares of Common Stock to the public in June of 1996. The Company used approximately $11.4 million of the proceeds from the stock offering to pay off the balance of the Company's outstanding indebtedness under its bank line of credit.


The Company currently maintains a revolving bank line of credit which provides for borrowings up to a maximum of $16 million, based on a borrowing base of qualified inventory and eligible receivables. The line is used for working capital purposes and matures in December 1997. At June 30, 1996, the Company had no outstanding borrowings under the line of credit. The Company currently has financing agreements in place that allow for the acquisition of capital assets through leasing arrangements. At June 30, 1996, there was approximately $1.1 million available to the Company under its lease financing agreements.

The Company believes that its balances of cash and cash equivalents, its long-term financing capability and its equipment financing agreement will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future.

CAPITAL EXPENDITURES

The Company made cash capital expenditures of $809,000 during the first six months of 1996. The Company also acquired $1.9 million of capital assets through capital lease arrangements. The $2.7 million of asset acquisitions were largely for a new enhanced high capacity computer-telephony integration system for handling order processing, information systems and warehouse equipment. The Company anticipates capital expenditures for the remainder of 1996 of approximately $2.0 million, including non-cash capital expenditures of approximately $1.1 million for assets acquired through capital leases. These capital expenditures will be primarily for improvements and modification to the Company's information systems and warehouse automation equipment. The Company believes these expenditures are required to support and manage future growth of its business.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         In December 1994, Select All, Inc. ("Select All") filed suit against CompuCom Systems, Inc. ("CompuCom") and the Company alleging that Select All had an oral contract with CompuCom to purchase certain computer parts from CompuCom. Select All alleged that its oral contract was wrongfully interfered with by the Company. On May 10, 1996, the litigation was settled between Select All and CompuCom without liability on the part of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 23, 1996, the Company held its annual meeting of stockholders, at which, in addition to the election of directors nominated by the Board of Directors, the stockholders approved an Employee Stock Purchase Plan (the "Plan"). Information regarding the directors nominated by the Board of Directors for election at the annual meeting and a description of the Plan are set forth in the Company's Proxy Statement dated April 22, 1996. With respect to the election of directors, 3,925,886 votes were cast in favor of the directors and 5,500 votes were withheld. As for the Employee Stock Purchase Plan, 3,917,235 votes were cast in favor of the Plan and 14,151 were cast against or abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A. EXHIBITS

         The following exhibits are filed as part of this report:

         EXHIBIT
           NO.        DESCRIPTION
         -------      -----------

           11         Computation of Earnings Per Common Share

           27         Financial Data Schedule

      B. REPORTS ON FORM 8-K

         On June 14, 1996, the Company filed a report on Form 8-K pursuant to
         Item 5 thereof in connection with the Underwriting Agreement signed by the Company, the Selling Stockholders listed on Exhibit 1 thereto and the Underwriters with respect to the Company's Registration Statement on Form S-1, SEC Registration Number 333-03977.

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





                                       PC SERVICE SOURCE, INC.
                                       ---------------------------------------
                                                     (Registrant)




August 13, 1996                        By: /s/ Bernard W. Rohde
                                           -----------------------------------
                                           Bernard W. Rohde, Vice President,
                                            Finance and Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number                     Description
- -------                    -----------
  11             Computation of Earnings Per Common Share

  27             Financial Data Schedule