Form 10-Q
period 1996-09-30
PC SERVICE SOURCE INC
filed 1996-11-14
CIK 919999

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                        Commission File Number:  0-23686
                                               -----------

                            PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  52-1703687
            --------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  2350 VALLEY VIEW LANE, DALLAS, TEXAS                   75234
  ------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)


                               (214) 406-8583
                               --------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X  No
                                                       ----    ----

As of October 31, 1996, there were 5,746,820 shares of the registrant's common stock outstanding.
================================================================================

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements   . . . . . . . . . . . . . . . . . . . .           1

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . .           6


PART II.     OTHER INFORMATION

             Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .           11

             Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .           11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                September 30,      December 31,
                                                                    1996               1995
                                                                -------------      ------------
                           ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .       $   3,339          $      833
  Accounts receivable, net  . . . . . . . . . . . . . . . .          12,801              10,251
  Inventories . . . . . . . . . . . . . . . . . . . . . . .          19,102              13,202
  Deferred income taxes . . . . . . . . . . . . . . . . . .             806               1,322
  Income taxes receivable . . . . . . . . . . . . . . . . .              --                  80
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             889                 712
                                                                  ---------          ----------
         Total current assets . . . . . . . . . . . . . . .          36,937              26,400

Property and equipment, net . . . . . . . . . . . . . . . .           9,661               6,453
Other noncurrent assets . . . . . . . . . . . . . . . . . .             313                 274
                                                                  ---------          ----------

  Total Assets  . . . . . . . . . . . . . . . . . . . . . .       $  46,911          $   33,127
                                                                  =========          ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . .       $   8,273          $    8,876
  Accrued liabilities . . . . . . . . . . . . . . . . . . .           3,130               1,894
  Current installments of obligations
     under capital leases . . . . . . . . . . . . . . . . .             661                 320
  Income taxes payable  . . . . . . . . . . . . . . . . . .             104               --
                                                                  ---------          ----------
         Total current liabilities  . . . . . . . . . . . .          12,168              11,090
                                                                  ---------          ----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . .           2,490              10,165
Deferred income taxes . . . . . . . . . . . . . . . . . . .             336                 269
Stockholders' equity  . . . . . . . . . . . . . . . . . . .          31,917              11,603
                                                                  ---------          ----------

  Total Liabilities and Stockholders' Equity  . . . . . . .       $  46,911          $   33,127
                                                                  =========          ==========

          See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                   Three Months Ended                     Nine Months Ended
                                                       September 30,                        September 30,
                                               ----------------------------         -----------------------------
                                                  1996              1995              1996                 1995
                                               ---------         ----------         ---------           ---------
Net revenues  . . . . . . . . . . . . . .      $  28,478         $   16,301         $  81,545           $  48,357
Cost of revenues  . . . . . . . . . . . .         20,490             11,995            57,668              35,253
                                               ---------         ----------         ---------           ---------
  Gross margin  . . . . . . . . . . . . .          7,988              4,306            23,877              13,104
                                               ---------         ----------         ---------           ---------

Operating expenses:
  Selling, general and administrative . .          7,122              6,436            19,359              14,194
  Depreciation and amortization . . . . .            570                383             1,502               1,116
                                               ---------         ----------         ---------           ---------
    Total operating expenses  . . . . . .          7,692              6,819            20,861              15,310
                                               ---------         ----------         ---------           ---------

    Earnings (loss) from operations . . .            296             (2,513)            3,016              (2,206)

Interest expense, net . . . . . . . . . .             31                166               502                 248
                                               ---------         ----------         ---------           ---------

    Earnings (loss) before income taxes .            265             (2,679)            2,514              (2,454)

Income taxes (benefit)  . . . . . . . . .             86             (1,012)              922                (917)
                                               ---------         ----------         ---------           ---------
Net earnings (loss) . . . . . . . . . . .      $     179         $   (1,667)        $   1,592           $  (1,537)
                                               =========         ==========         =========           =========

Earnings (loss) per common share  . . . .      $     .03         $     (.43)        $     .31           $    (.39)
                                               =========         ==========         =========           =========

Weighted average common
      shares outstanding  . . . . . . . .          5,991              3,896             5,095               3,894
                                               =========         ==========         =========           =========


          See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             -------------------------
                                                                               1996            1995
                                                                             ---------       ---------
Cash flows from operating activities:
  Net earnings (loss)   . . . . . . . . . . . . . . . . . . . . . . . .      $   1,592       $  (1,537)
  Adjustments to reconcile net earnings to net
      cash used in operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .          1,502           1,116
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            583             151
      Loss incurred on terminated supply agreement  . . . . . . . . . .             --           1,935
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (75)             --
  Changes in current assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .         (2,550)         (4,377)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,900)         (3,661)
      Other current assets  . . . . . . . . . . . . . . . . . . . . . .           (158)           (164)
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            184          (1,760)
      Payable to Intelogic Trace  . . . . . . . . . . . . . . . . . . .             --          (1,200)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .           (603)          2,702
      Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .          1,236             987
                                                                             ---------       ---------
          Net cash used in operating activities . . . . . . . . . . . .         (4,189)         (5,808)
                                                                             ---------       ---------
Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .         (2,736)         (3,934)
                                                                             ---------       ---------
         Net cash used in investing activities  . . . . . . . . . . . .         (2,736)         (3,934)
                                                                             ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . .         18,521              --
  Proceeds from exercise of stock options . . . . . . . . . . . . . . .            177              --
  Net long-term debt borrowings (repayments)  . . . . . . . . . . . . .         (8,934)          8,274
  Principal payments under capital lease obligation . . . . . . . . . .           (333)           (141)
                                                                             ---------       ---------
         Net cash provided by financing activities  . . . . . . . . . .          9,431           8,133
                                                                             ---------       ---------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . .          2,506          (1,609)
Cash and cash equivalents at beginning of period  . . . . . . . . . . .            833           2,332
                                                                             ---------       ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .      $   3,339       $     723
                                                                             =========       =========


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


(2) LONG-TERM DEBT

    Long-term debt (in thousands) consists of the following:

                                                                  September 30,          December 31,
                                                                      1996                   1995
                                                                 ---------------        --------------
                 Revolving bank credit facility . . . . . .      $         --            $       8,934
                 Obligations under capital leases . . . . .                3,151                 1,551
                                                                 ---------------         -------------
                                                                           3,151                10,485

                 Less current installments of obligations
                   under capital leases . . . . . . . . .                    661                   320
                                                                 ---------------         -------------
                 Total long-term debt . . . . . . . . . .        $         2,490         $      10,165
                                                                 ===============         =============


(3) STOCKHOLDERS' EQUITY

    The Company issued 1,437,500 shares of common stock, par value $.01 per share (the "Common Stock") in connection with its June 1996 public stock offering. The transaction resulted in net proceeds to the Company and an
    increase in stockholders' equity of $18.5 million.   Also in connection
    with that offering, CompuCom Systems, Inc. exercised a warrant to purchase up to 250,000 shares of Common Stock. Pursuant to the net exercise provision of the warrant, 209,821 shares were issued and are outstanding. Also during the first nine months of 1996, a portion of the warrants to acquire 100,000 shares of Common Stock that were issued to representatives of the underwriters of the Company's 1994 initial public offering were exercised. Pursuant to the net exercise provisions of those warrants, 22,317 shares were issued and are outstanding and 14,918 shares of Common Stock are available to be acquired under the terms of the warrants as of September 30, 1996.

(4) SUPPLEMENTAL CASH FLOW INFORMATION

    During the first nine months of 1996 and 1995, respectively, the Company made interest payments of $553,000 and $177,000, related to borrowings under its line of credit and its capital lease obligations, and had cash receipts for interest income of $76,000 and $38,000. The Company had net tax payments of $150,000 for the nine months ended September 30, 1996 compared with tax payments of $688,000 in 1995. Also, during the first nine months of 1996, $1.9 million of assets were acquired through non-cash capital lease obligations.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                               ---------------------------           ------------------
                                                1996                1995              1996       1995
                                               -------            --------           -------     ------
Net revenues . . . . . . . . . . . . . .         100.0%              100.0 %           100.0%     100.0 %
Cost of revenues . . . . . . . . . . . .          72.0                73.6              70.7       72.9
                                               -------            --------           -------     ------
    Gross margin . . . . . . . . . . . .          28.0                26.4              29.3       27.1
                                               -------            --------           -------     ------

Operating expenses:
    Selling, general and administrative           25.0                39.5              23.8       29.4
    Depreciation and amortization  . . .           2.0                 2.4               1.8        2.3
                                               -------            --------           -------     ------
         Total operating expenses  . . .          27.0                41.9              25.6       31.7
                                               -------            --------           -------     ------

        Earnings (loss) from operations            1.0               (15.5)              3.7       (4.6)

Interest expense, net  . . . . . . . . .            .1                 1.0                .6         .5
                                               -------            --------           -------     ------
        Earnings (loss) before income taxes         .9               (16.5)              3.1       (5.1)

Income taxes (benefit) . . . . . . . . .            .3                (6.2)              1.1       (1.9)
                                               -------            --------           -------     ------
        Net earnings (loss)  . . . . . .            .6%              (10.3)%             2.0%       (3.2)%
                                               =======            ========           =======     =======


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company recorded net earnings of $179,000, or $.03 per share, on 5,991,319 shares for the third quarter of 1996 compared with a net loss of $1,667,000, or $.43 per share, on 3,895,674 shares for the same period in 1995.

Net revenues for the third quarter of 1996 of $28.5 million represent an increase of $12.2 million, or 75% over the third quarter of 1995. The increased revenues occurred in all segments of the Company's business with the largest gains coming from the general parts distribution operations, which accounted for $7.2 million of the increase, excluding parts distribution to service provider alliances and OEM customers. The increase in general distribution sales was mainly attributable to increased selling efforts, including the expansion of the Company's field sales force. Service provider alliances also provided a $2.4 million increase over the prior year and OEM outsourcing revenues grew by $2.0 million in the third quarter of 1996 compared with the same period in 1995, mainly from new outsourcing arrangements. The remaining balance was predominantly due to increased revenues from Cyclix, remanufacturing operations.

Gross margin dollars improved $3.7 million for the third quarter of 1996 compared with the third quarter of 1995. The gross margin percentage for the third quarter of 1996 increased to 28.0% compared with 26.4% for the same period in 1995. Because the gross margin is different on each computer spare part which the Company sells, changes in the mix of parts sold by the Company during a particular period effect the Company's gross margin. The increase in gross margin percentage was largely due to favorable variations in the mix of parts sold during the period, as well as improved margins for parts sold on exchange and improvements in pricing and purchasing.

Selling, general and administrative expenses ("SG&A") increased 11% to $7.1 million for the quarter ended September 30, 1996, compared with the same period in 1995. The increase in SG&A resulted primarily from a $1.2 million increase in compensation expenses incurred in connection with additions to the Company's middle and senior management team, which includes all associated placement costs, higher average employee levels (440 during the third quarter of 1996 compared with 289 for the third quarter of 1995), and higher expenses for temporary and contract employees. During the third quarter of 1996, the Company added two vice presidents to its senior management team; one to manage the Company's information systems and the other to manage its call center operations. Occupancy expenses also increased $233,000, as the Company moved into its new distribution facility in the first quarter of 1996. The Company also incurred higher advertising, telephone and bad debt expenses compared to the third quarter of 1995. SG&A as a percentage of net revenues declined to 25.0% compared with 39.5% for the third quarter of 1995. The decrease in SG&A as a percentage of net revenues resulted primarily from the expenditures made by the Company during 1995 to accommodate the anticipated growth in revenues during 1996. In addition, the Company incurred $1,271,000 of expenses during the third quarter of 1995 in connection with the termination of its outsourcing agreement with Intelogic Trace, Inc. ("Intelogic") and the bankruptcy and liquidation of Intelogic, with no related Intelogic revenues during the third quarter of 1995.

Depreciation and amortization increased by $187,000 for the quarter ended September 30, 1996 compared with the same period in 1995 largely due to depreciation on capital expenditures made over the last year related to the Company's information systems and new distribution facility. Depreciation and amortization as a percentage of net revenues, however, declined to 2.0% for the third quarter of 1996 compared with 2.4% for the third quarter of 1995 due to increased revenues in 1996.

Interest expense (net) decreased to $31,000 for the third quarter of 1996 compared with $166,000 for the third quarter of 1995 as a result of the Company using a portion of the proceeds from its second quarter 1996 public offering of Common Stock to pay off the entire outstanding indebtedness under its bank line of credit in June 1996. Interest (net) incurred by the Company in the third quarter of 1996 largely represents interest related to its capital lease obligations.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company recorded net earnings of $1,592,000, or $.31 per share, on 5,094,688 shares for the nine months ended September 30, 1996 compared with a net loss of $1,537,000, or $.39 per share, on 3,893,916 shares, for the same period in 1995.

Net revenues for the first nine months of 1996 of $81.5 million represent an increase of $33.2 million, or 69%, over the first nine months of 1995. The Company's outsourcing agreement with Intelogic contributed $3.1 million in net revenues during the first nine months of 1995 and that agreement was terminated in April 1995 in connection with the bankruptcy and liquidation of Intelogic. Excluding sales to Intelogic during the first nine months of 1995, revenues increased by $36.3 million, or 80%. The increased revenues occurred in all segments of the Company's business with the largest gains coming from the general parts distribution operations ($19.4 million) and service provider alliances arrangements ($8.8 million, excluding sales to Intelogic in 1995). In addition, OEM outsourcing revenues grew by $7.2 million in the first nine months of 1996 compared with the same period in 1995, mainly from new outsourcing arrangements.

Gross margin dollars improved $10.8 million for the first nine months of 1996 compared with the first nine months of 1995. The gross margin percentage for the first nine months 1996 increased to 29.3% compared with 27.1% for the same period in 1995. Because the gross margin is different on each computer spare part which the Company sells, changes in the mix of parts sold by the Company during a particular period effect the Company's gross margin. The increase in gross margin percentage was largely due to favorable variations in the mix of parts sold during the period, as well as improved margins for parts sold on exchange, improvements in pricing and purchasing, and the fact that Cyclix had slightly higher margins than the remainder of the Company's business.

SG&A increased 36.4% to $19.4 million for the nine months ended September 30, 1996, compared with the same period in 1995. The increase in SG&A resulted primarily from a $4.4 million increase in compensation expenses incurred in connection with additions to the Company's middle and senior management team, which includes all associated placement costs, higher average employee levels (397 for the first nine months of 1996 compared with 284 for the first nine months of 1995), and higher expenses for temporary and contract employees. During the third quarter of 1996, the Company added two vice presidents to its senior management team; one to manage the Company's information systems and the other to manage its call center operations. Occupancy expenses also increased $822,000, as the Company experienced higher rent associated with moving into its new corporate headquarters in June 1995 and its new distribution facility in the first quarter of 1996. In addition, the Company also incurred higher telephone, advertising, and bad debt expenses compared to the first nine months of 1995. SG&A as a percentage of net revenues declined to 23.8% for the first nine months of 1996 from 29.4% for 1995. The decrease in SG&A as a percentage of net revenues resulted primarily from expenditures made by the Company to accommodate the anticipated growth in revenues in 1996. In addition, 1995 included expenses incurred by the Company in connection with the termination of its outsourcing agreement with Intelogic and the bankruptcy and liquidation of Intelogic, with no related Intelogic revenues in the second or third quarters of 1995.

Depreciation and amortization decreased as a percentage of net revenues to 1.8% for the nine months ended September 30, 1996 compared with 2.3% for the same period in 1995 despite a $386,000 increase in depreciation and amortization expense. The increase in expense was due to depreciation on capital expenditures made over the last year related to the Company's information systems, new distribution facility, and new corporate headquarters.

Interest expense (net) increased to $502,000 for the nine months ended September 30, 1996 compared with $248,000 for the same period in 1995 due to higher borrowing levels against the Company's revolving line of credit during the first six months of 1996 and due to increased capital lease obligations. The higher borrowing levels were dictated by increases in working capital which were required to support the increase in net revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, equity financing and internally generated funds.

Cash used in operating activities during the first nine months of 1996 was $4.2 million compared with $5.8 million for the first nine months of 1995. The decrease in cash used in operating activities resulted largely from a $3.1 million improvement in net earnings ($1.6 million for the nine months ended September 30, 1996, as compared to a $1.5 million loss in the first nine months of 1995). This improvement was somewhat offset by cash used for working capital activities which was driven by higher inventory levels required to support the Company's growth.

Cash outflows from investing activities decreased $1.2 million as the Company acquired $1.9 million of assets through non-cash capital leases and, accordingly, reduced the level of cash used for capital expenditures. Cash flows from financing activities reflects the receipt of net proceeds of $18.5 million from the sale of 1,437,500 shares of Common Stock to the public in June of 1996. The Company used approximately $11.4 million of the proceeds from the stock offering to pay off the balance of the Company's outstanding indebtedness under its bank line of credit.

The Company currently maintains a revolving bank line of credit which provides for borrowing up to a maximum of $16 million, based on a borrowing base of qualified inventory and eligible receivables. The line is used for working capital purposes and matures in December 1997. At September 30, 1996, the Company had no outstanding borrowings under the line of credit.

On November 1, 1996, the Company acquired the parts distribution division of ProAmerica, Inc., which included the parts inventory of the division, for approximately $2,000,000 in cash.

The Company currently has financing agreements in place that allow for the acquisition of capital assets through leasing arrangements; at September 30, 1996, these arrangements provided approximately $1.1 million to the Company for the acquisition of capital assets. During the first nine months of 1996, the Company acquired $1.9 million of capital assets through capital lease arrangements and made cash capital expenditures of $2.7 million. The $4.6 million of capital expenditures were largely for a new enhanced high capacity computer-telephony integration system for handling order processing, information systems and warehouse equipment. The Company anticipates capital expenditures for the remainder of 1996 of approximately $2.0 million, including non-cash capital expenditures of approximately $1.1 million for assets acquired through capital leases. These capital expenditures will be primarily for improvements and modifications to the Company's information systems. The Company believes these expenditures are required to support and manage future growth of its business.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.       EXHIBITS

         The following exhibits are filed as part of this report:

         EXHIBIT
           NO.               DESCRIPTION
         -------             -----------

           11               Computation of Earnings Per Common Share

           27               Financial Data Schedule

       B.        REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Registrant during the three (3) months ended September 30, 1996.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PC SERVICE SOURCE, INC.
                                 -----------------------------------------
                                            (Registrant)




November 14, 1996                By: /s/ Bernard W. Rohde
                                     ----------------------------------------
                                         Bernard W. Rohde, Vice President,
                                       Finance and Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number                        Description
--------                      -----------

11                   Computation of Earnings Per Common Share

27                   Financial Data Schedule