Form 10-K
period 1996-12-31
PC SERVICE SOURCE INC
filed 1997-03-31
CIK 919999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K
(Mark One)
   X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year Ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 0-23686

                            PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        52-1703687
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


                             2350 Valley View Lane
                              Dallas, Texas  75234
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (972) 406-8583
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                     5,746,820
         (Title of class)                         (Number of Shares Outstanding
                                                    as of March 19, 1997)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $27,800,000. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 10% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on March 19, 1997, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 10% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         PC Service Source, Inc. ("PCSS" or the "Company") is the leading provider of logistics services to the PC hardware repair industry. These logistics services include sourcing and distributing spare parts, inventory management, warranty claims processing, parts remanufacturing and related functions. PCSS is the largest independent distributor of parts used in the repair of Personal Computers ("PC") in North America, distributing over 150,000 different parts to approximately 20,000 PC service providers ("Service Providers") such as independent service organizations, original equipment manufacturers' service operations, and PC resellers. Service Providers purchase replacement parts for the service and repair of PCs and peripherals. These parts may be purchased directly from the Original Equipment Manufacturer ("OEM") or from any of the hundreds of independent distributors, the largest of which is PCSS. The Company currently maintains in its inventory over 22,000 different parts. These parts include printer parts, logic boards, controllers, disk drives, monitors, memory boards, cables and related hardware. PCSS has established vendor relationships for repair parts with over 30 leading OEMs, including AST, Canon, Compaq, Exabyte, Hewlett Packard, IBM, Lexmark, NEC, Packard Bell and Toshiba. To complement its distribution operations, PCSS seeks to supply additional value-added services to OEMs to allow OEMs to completely outsource their service logistics functions.

         The foundation of the Company's logistics services is its ability to provide accurate, efficient and rapid delivery of repair parts to its customers. PCSS also offers value-added logistics services to Service Providers and OEMs to meet their particular needs.

         PCSS offers a wide range of logistics services to Service Providers. These logistics services include inventory management, parts sales and sourcing, warranty claims administration, exchanged parts remanufacturing administration, vendor returns, management reporting, and inventory liquidation and consignment. See "Business -- Services."

         PCSS has leveraged its logistics services capabilities and strong vendor relationships to establish outsourcing arrangements with OEMs. Under the terms of an OEM outsourcing arrangement, the OEM may direct authorized service providers, customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. See "Business -- Services."

         PCSS believes an important factor in an OEM's decision to outsource service logistics functions is the extent to which such an arrangement relieves the OEM of functions outside of the OEM's core competencies. These service and warranty logistics areas often include remanufacturing activities. To support this function and encourage OEM's to consider outsourcing functions to PCSS, the Company commenced its own remanufacturing operations through Cyclix Engineering Corporation ("Cyclix") during 1995. The principal business objective of Cyclix is to outsource the remanufacturing and component level repair operations of OEMs. PCSS believes its remanufacturing capabilities through Cyclix are an important aspect of the full range of value-added services it offers to OEMs in an effort to outsource a broader array of the OEM's service and warranty logistics functions.

OPERATIONS

         PCSS conducts its parts distribution and processing business principally from its 155,200 square foot distribution center at the Alliance Airport facility located in the Dallas/Fort Worth Metroplex. Recognizing the immediate demands of its services customers, PCSS established an automated and integrated order processing and distribution system which allows the Company to provide efficient and accurate delivery of products on a next day basis. The Company has also established a system of "work cells" for receiving, recording and warehousing daily supply shipments. All parts are bar coded and tracked throughout the 155,200 square foot facility through radio frequency scanning equipment that is integrated with the Company's computer network. Parts are received daily from OEMs and other suppliers, bar coded and shelved in the Company's warehouse for quick access based on real time daily demand.

         In addition, many PCs and peripheral replacement parts are remanufactured from returned goods in need of repair. For example, a part may no longer work because one of its many components is defective. When a Service Provider purchases a replacement for a defective part, the defective part ("core") may often be returned for credit. The core may then be repaired and resold as a remanufactured part. Service Providers often prefer lower cost remanufactured parts because they have performance specifications equivalent to newly manufactured parts. This aspect of the PC parts business requires that the Company distribute new or remanufactured parts to its customers, collect broken but repairable parts, and then administer the remanufacturing of those parts for resale. Therefore, unlike many distribution businesses, products flow to and from the Company and its customers, and to and from its suppliers. In addition to new parts being received and shelved daily, cores are also received daily from customers, sorted, and distributed to the Company's remanufacturing subcontractors, including Cyclix. Following the remanufacturing of a core, it is bar coded and replaced in inventory.

         Service Providers can make purchases 24 hours a day, 365 days a year by credit card, cash on delivery, or, for approved accounts, by open account. Service Providers may also place orders directly over the Internet through PC ServiceNet(SM). PC ServiceNet, located on the Internet at http://www.pcservice.com/parts.htm, provides customers with an Internet web-based real-time purchasing and ordering system, which enables customers to place an order electronically, check parts availability and pricing, and the status of pending orders. Because many of the Company's customers are familiar with and have ready access to the Internet, the Company plans to expand its Internet customer service functions to include additional features, such as warranty processing programs.

         Service Providers typically call an account representative, toll free (1.800.PCParts) to place orders for next day delivery. Utilizing its high capacity Computer Telephony Integrated ("CTI") system, the Company's call center automatically routes customer calls to the appropriate account representative. Each account representative has a work station that provides access to the Company's information system, through which the account representative may retrieve detailed information about accounts, products, inventory, shipping, and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a substantial majority of parts in inventory from the account representative's work station and fax the image to the Service Provider to confirm the identification of the ordered part. Once the order is placed, the account representative immediately transmits the order to the distribution center where the part is picked, packed and shipped in accordance with the Service Provider's request, usually the same day the order is placed.

SERVICES

         The Company offers a wide range of value-added logistics services to Service Providers and OEMs. These services capabilities in combination with the Company's core distribution expertise effectively allow PCSS to become the spare parts department for its customers. PCSS offers these logistics services in two formats, Service Provider alliances and OEM outsourcing arrangements, each based on the demands of its customers. In 1996, Service Provider alliances and OEM outsourcing arrangements generated 15% and 13% of the Company's total revenues, respectively.

         Service Provider Alliances. Typically, a substantial portion of a Service Provider's cost structure is attributable to parts inventory ownership and logistics management for these materials. The Company offers a range of services directed at minimizing this cost burden of the Service Provider.
These support services include inventory management, parts sourcing, warranty claims administration, vendor returns, management reporting and inventory liquidation and consignment. Because this type of support generally requires a high level of process integration between the Service Provider and the Company, the Company seeks to provide these services through long term alliances. Under these arrangements, the Company becomes the primary source of specified parts for the Service Provider. The Service Provider benefits from this alliance with the Company because these value-added services decrease the Service Provider's inventory carrying costs, improve service, and permit the Service Provider to devote less of its capital to these business functions.

         The Company has entered into service provider alliances with Ameridata, CompUSA, Xerox and XLConnect. Generally, these types of arrangements may be terminated by either party at any time, but the Company enters into Service Provider alliances with the expectation that these arrangements will lead to long-term relationships or contracts with those parties.

         OEM Logistics Outsourcing. PCSS seeks arrangements with OEMs of PCs and peripherals to handle a defined portion of the related parts distribution and warranty processing functions. Under the terms of such an OEM outsourcing arrangement, the OEM directs some or all of its customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. PCSS believes these arrangements benefit OEMs by reducing infrastructure needs, reducing the amount of capital committed by the OEM to the non-core segments of its business, and improving customer service and responsiveness. The Company believes that as a specialist in managing the key business functions associated with parts distribution, which includes its expertise in two-way distribution logistics, the Company is able to provide parts and related logistics services at lower costs and greater reliability than manufacturers themselves can provide such services.

         In 1994, the Company entered into arrangements with Compaq to provide warranty administration processing for a portion of Compaq's network of value-added resellers and national dealers. In January 1996, the Company and Compaq expanded an arrangement pursuant to which all calls received by Compaq for non-warranty replacement parts from non- authorized Service Providers and end users are routed via a dedicated T-1 line directly to the Company's call center for handling and order processing. The Company has also entered into an arrangement with AST to supply spare parts order fulfillment services for all AST non-warranty service parts. Other OEMs with which the Company entered into arrangements for handling limited functions for the OEM include Exabyte, NEC and Packard Bell. These arrangements may be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships or contracts with these parties.

         Remanufacturing. In July 1995, PCSS established Cyclix, a provider of parts remanufacturing outsourcing services, to further enhance the broad array of logistics services offered by the Company to its OEM customers. PCSS believes that its remanufacturing capabilities through Cyclix are an important aspect of the full range of value-added services it offers to OEMs in an effort to outsource larger functions of the OEM's service and warranty logistics functions. Remanufacturing involves the component level repair of defective parts (cores) returned for exchange credit by Service Providers, as well as upgrading the parts to the most recent technical specification set by the OEM. Cyclix has entered into remanufacturing arrangements with AST and Compaq for the repair of main logic boards. Cyclix also remanufactures personal computer equipment for large corporate end users. These arrangements may be terminated by either party at any time, but the Company enters into them with the expectation that these arrangements will lead to long-term relationships or contracts with those parties.

MANAGEMENT INFORMATION SYSTEMS

         The Company maintains sophisticated information systems to improve efficiency, process orders, monitor operations, manage inventory risks, offer faster and higher levels of service, and provide innovative service logistics to OEMs and Service Providers. These on-line systems provide management with information concerning sales, inventory levels, customer payments and other operations which are essential for the Company to operate efficiently and to enable it to offer additional services. The Company has invested in advanced telecommunications, voice response equipment, electronic mail and messaging, automated fax technology, radio frequency scanning and bar-coding and automated inventory management.

         The Company maintains a sophisticated call center utilizing an Aspect switch, which is integrated with the Company's information system. The information system is a Unix server based Hewlett Packard 9000 T-500 running an Informix database program customized to the Company's requirements. The CTI system is an essential element of the call center's operation, automatically routing customer calls to the appropriate account representative and monitoring information which is used by management to improve efficiency and customer services. The Company compiles and analyzes data on, among other things, the amount of time a customer waits until the customer's call is answered, the accuracy of information conveyed by account representatives, the number of sales lost due to unavailability of parts, inventory levels, as well as the status of any particular shipment. During 1996, the call center handled almost 2,000,000 calls, allowing PCSS to ship approximately 750,000 packages. Each account representative has a work station that provides access to the Company's information system, through which the account representative may retrieve detailed information about customers, products, inventory, shipping, and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a substantial majority of parts in inventory from the account representative's work station and fax the image to the customer to confirm the identification of the ordered part.

         PCSS has also developed capabilities which allow pre-approved customers to place orders electronically, reducing the order processing costs for both the Company and the customer. The Company believes that this capability will increasingly become required by many customers and some suppliers and, accordingly, the Company will continue to invest in enhancing those capabilities.

SALES AND MARKETING

         The Company views service spare parts distribution as a value-added service business. As such, sustaining the growth of the Company is dependent upon building and maintaining relationships and loyalties with service providers as well as OEMs. The Company maintains a Service Provider sales force. Each field sales representative is located in a major metropolitan area and works as a team with inside sales representatives to cover a designated geographical territory. Major account managers are assigned to maintain relationships with the Company's largest national accounts and are assigned territories based on the customers' market segment. The Company also has a separate sales force focusing on OEM outsourcing arrangements. The Company's sales representatives visit major OEMs, Service Providers and attend various trade shows.

         The Company regularly advertises its parts and services in recognized trade magazines, publishes a bi-monthly customer newsletter, a quarterly product catalogue, and makes direct mailings to potential customers. Customers rely upon the Company's product catalogs, newsletter, and frequent mailings as a source for product information, including prices. In addition, the Company maintains a presence on the world-wide web at http://www.pcservice.com. The Company has applied for registration of its PC SERVICESOURCE(sm), its RIGHT PARTS RIGHT NOW(sm) and its PC SERVICE NET(sm) marks and related design service marks. The Company also conducts customer satisfaction surveys and purchases market research data to maintain continuous insight into marketplace trends and requirements.

         The Company provides comprehensive training to its sales and account representatives regarding technical characteristics of products and the Company's policies and procedures. Each new account representative attends a four- week course given by the Company. In addition, the Company's ongoing training program for sales and account representatives is supplemented by product seminars offered by OEMs.

CUSTOMERS AND SUPPLIERS

         PCSS sells parts to customers throughout the United States, Canada, and in Latin America, as well as in other countries. In 1996, international sales accounted for approximately 7% of the Company's net revenues. In 1996, no customer of the Company accounted individually for more than 10% of the

Company's net revenues. The Company sells a variety of parts to approximately 20,000 Service Providers, including Ameridata, Decision One, IBM (MVAS), Tandy Services and Vanstar. In addition, the Company has entered into Service Provider alliances with Ameridata, CompUSA, Xerox and XLConnect. PCSS also entered into outsourcing arrangements with OEMs, such as AST, Compaq, Exabyte, NEC and Packard Bell to outsource various service logistics functions. See "Business -- Services." These arrangements with Service Providers and OEMs may generally be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships or contracts with these parties. In fiscal 1996, the Company also sold parts to CompuCom Systems, Inc. ("CompuCom") the owner of more than 5% of the Company's common stock prior to the Company's secondary offering of its common stock on June 6, 1996, on the same terms as sales to independent parties. See Footnote 8 to Consolidated Financial Statements. In connection with the secondary offering, CompuCom sold 750,000 shares of the Company's common stock and, accordingly, no longer owns more than 5% of the Company's common stock.

         The Company depends on numerous suppliers (including 30 leading OEMs) to provide the Company with the parts it sells. During 1996, the sale of Canon, Hewlett Packard and Compaq parts accounted for approximately 18%, 13% and 11%, respectively, of the Company's total net revenues. No other supplier provided parts accounting for more than 10% of the Company's net revenues. In fiscal 1996, the Company also purchased parts from CompuCom on the same terms as purchases from independent parties. See Footnote 8 to Consolidated Financial Statements. There are generally no long-term supply agreements governing the Company's relationships with its major suppliers. The Company's primary supply arrangements are thus subject to termination or curtailment at any time, with little or no advance notice. Although management expects no such loss to occur, the refusal or inability of any major manufacturer to ship to the Company, or an increase in prices charged to the Company as compared to the prices charged by such manufacturers to Service Providers, could have a material adverse effect on the Company.

COMPETITION

         The Company is the leading provider of logistics services to the PC repair and maintenance industry. These logistics services include distribution and sourcing of spare parts, inventory management, warranty claims, parts remanufacturing and related functions. Management believes that the Company is the largest independent distributor of parts used in the repair of PCs in North America, distributing over 150,000 (of which it maintains over 22,000 in its inventory) different parts for PCs to approximately 20,000 service and maintenance providers.

         The market for the Company's products is large but fragmented. Competition in the industry is widespread and comes from other independent distributors (including various small independents) that are not affiliated with an OEM, as well as from the OEMs themselves. When OEMs act as distributors, they typically distribute only their own products. Independent distributors typically distribute a variety of manufacturers' parts. Among the Company's major independent competitors are Aurora Electronics and The Cerplex Group. Certain of these competitors, such as the OEMs, are large and have substantially greater financial and other resources than the Company.

         The Company believes that its growth is attributable to its ability to consistently process customer orders and supply needed parts on demand, with rapid delivery, and at competitive prices. Management believes that these competitive factors will continue to govern customer decisions in the foreseeable future.

EMPLOYEES

         As of March 1, 1997, the Company had 545 full time employees, of which 133 were in the call center, 124 were in administration, 61 were in sales, 153 were warehouse services, and 74 were engineers or technicians. The Company is not party to any collective bargaining agreement and believes relations with its employees are good.

GOVERNMENT REGULATION

         The Company is subject to various federal, state, and local laws and regulations relating to worker safety and health, environmental regulations, and other matters applicable to businesses in general. The Company does not believe that these regulations as currently in effect have a material effect on its business.

ITEM 2.  PROPERTIES

         All of the Company's properties are located within the Dallas/Fort
Worth Metroplex area.   In February 1995, the Company entered into a 10-year
office lease that commenced on June 1, 1995, for 63,500 square feet in Dallas, Texas. This leased space houses the Company's corporate offices, account representatives, and information systems. The Company has the option to terminate the lease during the fifth year of the lease and the option to renew the lease for an additional 5-year term. In March 1997, the Company entered into an amendment to this lease to provide the Company with an additional 18,750 square feet of office space.

         In May 1995, the Company entered into a 10-year build-to-suit lease that commenced on December 18, 1995, for a 155,200 square foot distribution center near the Alliance Airport, out of which orders are received, processed and shipped. The Company has a build-to-suit lease option for an additional 100,000 square feet at that location.

         During 1995, the Company also entered into a 3-year lease that commenced on March 1, 1995, for a 51,500 square foot facility in Dallas, Texas to be used for the remanufacturing operations of Cyclix. The Company has the option to renew the lease for an additional 3-year term.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PCSS."

         For the periods indicated below, the following table sets forth the high and low closing prices of the Company's common stock as reported on Nasdaq, rounded to the nearest eighth of a dollar.

        FISCAL 1996                                      HIGH            LOW
        -----------                                      ----            ---
        January 1-March 31  . . . . . . . . . . .       $10 1/4         $8 1/4
        April 1-June 30 . . . . . . . . . . . . .        16 3/4          9 3/4
        July 1-Sept.30  . . . . . . . . . . . . .        15 1/4          7 5/8
        Oct. 1-Dec. 31  . . . . . . . . . . . . .         9 1/2          5 1/2

        As of March 19, 1997, there were 109 record holders of the Company's common stock. The Company estimates that there were approximately 2800 beneficial owners of its common stock as of the same date. The Company has not declared or paid any cash dividends on the common stock since its organization. Under the terms of the Company's revolving bank line of credit, the Company's ability to pay cash dividends to its stockholders is restricted.

ITEM 6.  SELECTED FINANCIAL DATA.

        The selected consolidated financial information regarding the Company's financial position and operating results for the five-year period ended December 31, 1996, are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

                    (In thousands, except per share amounts)

  OPERATING RESULTS:                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------
                                                                1996          1995(1)        1994        1993       1992
                                                              --------      --------       --------    --------   --------
     Net revenues .........................................   $110,146        68,690         42,267      24,110      9,797

     Cost of revenues .....................................     78,001        49,766         30,171      17,592      6,969
                                                              --------      --------       --------    --------   --------
        Gross margin ......................................     32,145        18,924         12,096       6,518      2,828
     Operating Expenses:
        Selling, general and administrative ...............     26,457        17,241          8,746       4,656      2,320
        Loss incurred from terminated supply
        agreement .........................................       --           1,935           --          --         --
        Depreciation and amortization .....................      2,151         1,510            384         138         41
                                                              --------      --------       --------    --------   --------
              Total operating expenses ....................     28,608        20,686          9,130       4,794      2,361
                                                              --------      --------       --------    --------   --------
        Earnings (loss) from operations ...................      3,537        (1,762)         2,966       1,724        467
     Net interest expense (income) ........................        577           473           (115)        177        121
                                                              --------      --------       --------    --------   --------
        Earnings (loss) before income taxes ...............      2,960        (2,235)         3,081       1,547        346
     Income tax expense (benefit) .........................      1,089          (730)         1,186         587        128
                                                              --------      --------       --------    --------   --------
         Net earnings (loss) ..............................      1,871        (1,505)         1,895         960        218
                                                              ========      ========       ========    ========   ========
     Earnings (loss) per common share .....................   $    .35      $   (.39)      $    .46    $    .30   $    .09
     Weighted average common shares outstanding ...........      5,285         3,900(2)       4,103       3,373      3,367
                                                              ========      ========       ========    ========   ========

BALANCE SHEET DATA:

                                                                                     DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                   1996       1995       1994       1993       1992
                                                                 --------   --------   --------   --------   --------
     Working capital .........................................     23,494     15,310     10,702      4,164      1,935
     Total assets ............................................     50,174     33,127     20,015      7,567      3,492
     Long-term debt, excluding convertible debt(3) ...........      3,059     10,165        873      1,610       --
     Stockholders' equity, including convertible debt ........     32,196     11,603     13,081      3,312      2,119

----------------

(1) 1995 results include a non-recurring, pre-tax charge of $1.9 million related to the supply agreement with Intelogic Trace, Inc. ("Intelogic") which was terminated in connection with the bankruptcy of Intelogic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Common Stock equivalents are not included as exercise of options and warrants would be anti-dilutive.

(3) CompuCom held $1.5 million of convertible debt in the Company during 1993 and 1992. In January 1994, CompuCom converted that debt into 2,000,000 shares of Common Stock. See "Certain Transactions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

    As part of the Company's efforts to broaden its service logistics capabilities and to accommodate its continued growth, the Company has made significant investments in its facilities, information systems and personnel. In January 1996, the Company relocated its distribution operations to a 155,200 square foot automated distribution facility near the Alliance Airport located in the Dallas/Fort Worth Metroplex. In addition, the Company has installed a sophisticated computer network and integrated telephone system to automate and streamline the Company's inventory, ordering and distribution process. The Company has also made numerous additions to its management team and substantially increased the number of, and training provided to, its sales representatives. During the fourth quarter of 1996 and first quarter of 1997, the Company added a chief financial officer, a vice president to manage the Company's information systems and a vice president to manage its call center operations.

    The Company continues to believe that its remanufacturing capabilities through Cyclix are an important aspect of the full range of value-added services which it offers to OEMs. Cyclix's revenue grew from $634,000 in 1995 to $2,215,000 in 1996, but it was not yet profitable, as management had hoped. Cyclix's loss was $306,000 in 1995, compared to a loss of $223,000 in 1996. Typical of similar remanufacturing operations, Cyclix's financial operating model results in higher gross margins and higher operating costs than the Company's distribution operations. As the remanufacturing operation grows as a percentage of the Company's overall business mix, this different operating model will have an increasing impact on the Company's consolidated income statement and operating margins.

    The Company recorded net earnings of $1,871,000, or $.35 per share for the year ended December 31, 1996 compared with a net loss of $1,505,000, or $.39 per share for the same period in 1995. Management continues to pursue its goal of making PCSS the distribution hub between OEMs and Service Providers by expanding its OEM outsourcing arrangements and capacity. Although no assurances can be given, the Company believes that expansions in OEM arrangements will increase the Company's net revenues and earnings.

RESULTS OF OPERATIONS

     The following table displays the Company's statements of operations as a percentage of net revenues for the three years ended December 31, 1996.


                                                1996      1995       1994
                                               ------    ------     ------
     Net revenues                               100.0%    100.0%     100.0%
     Cost of revenues                            70.8      72.5       71.4
                                               ------    ------     ------
         Gross margin                            29.2      27.5       28.6
                                               ------    ------     ------

     Operating expenses:
         Selling, general and administrative     24.0      25.1       20.7
         Loss incurred from terminated
           supply agreement                      --         2.8       --
         Depreciation and amortization            2.0       2.2         .9
                                               ------    ------     ------
                                                 26.0      30.1       21.6
                                               ------    ------     ------
         Earnings (loss) from operations          3.2      (2.6)       7.0

     Net interest expense (income)                 .5        .7        (.3)
                                               ------    ------     ------
         Earnings (loss) before income taxes      2.7       3.3        7.3
     Income taxes (benefit)                       1.0      (1.1)       2.8
                                               ------    ------     ------
         Net earnings (loss)                      1.7      (2.2%)      4.5%
                                               ======    ======     ======


YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

    Net revenues for the year ended December 31, 1996 of $110.1 million represent an increase of $41.5 million, or 60% over the year ended December 31, 1995. The Company's outsourcing agreement with Intelogic contributed $3.1 million in net revenues during 1995 and that agreement was terminated in April 1995 in connection with the bankruptcy and liquidation of Intelogic. Excluding sales to Intelogic for the 1995 period, revenues increased by $44.6 million, or 68%. The primary components of revenue are the general parts distribution operations, service provider alliances and OEM outsourcing arrangements, which represented 63%, 15%, and 13% of the yearly revenues, respectively.

    The gross margin percentage increased in 1996 to 29.2% from 27.5% in 1995. Because the gross margin is different for each line of computer spare parts which the Company sells, changes in the mix of parts sold by the Company during a particular period affect the Company's gross margin. The increase in gross margin experienced in 1996 was a result of favorable variations in the mix of parts sold during the year, as well as improved margins for parts sold on exchange, improvements in pricing and purchasing, and the fact that Cyclix had slightly higher margins than the remainder of the Company's business.

    Selling, general and administrative expenses ("SG&A") as a percentage of net revenue decreased from 27.9% in 1995 to 24% in 1996. The primary reason for this decrease in 1995 was that the Company incurred a significant charge (2.8% of revenues) in connection with the termination of the Company's outsourcing agreement with Intelogic and the bankruptcy and liquidation of Intelogic, with no related Intelogic revenues in the last three quarters of 1995.

    Depreciation and amortization decreased as a percentage of net revenues to 2% for the year ended December 31, 1996 compared to 2.2% in 1995 despite a $641,000 increase in depreciation and amortization expense. The increase in expense was due to depreciation on capital expenditures made over 1996 related to the Company's information systems, new distribution facility, and new corporate headquarters.

    Interest expense (net) decreased slightly as a percentage of net revenues to .5% in 1996 compared to .7% in the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

    Net revenues for the year ended December 31, 1995, totaled $68.7 million, an increase of $26.4 million, or 63% from fiscal 1994. During 1995 Intelogic accounted for $3.1 million in revenues and during 1994 Intelogic accounted for $1.1 million in revenues; as discussed below, the Intelogic supply agreement was terminated in connection with Intelogic's bankruptcy filing. The Company's revenues grew by 59% if Intelogic is excluded from the calculation. The primary components of revenue are the general parts distribution operations, service provider alliances and OEM outsourcing arrangements, which represented 68%, 14%, and 10% of the yearly revenues, respectively.

    The gross margin percentage decreased during 1995 compared to 1994 primarily due to changes in the mix of parts sold during 1995 compared to 1994. Because the gross margin is different on each computer spare part which the Company regularly keeps in inventory, changes in the mix of parts sold by the Company during a particular period effect the Company's gross margin. In addition, the approximate number of parts stocked by the Company increased to over 15,000 in 1995, from 8,000 in 1994.

    SG&A as a percentage of net revenues increased substantially during 1995 compared to 1994. The increase in SG&A was principally the result of major increases in three areas: (1) compensation/severance, (2) Intelogic losses, and
(3) increases in occupancy expenses.

    Compensation increased significantly during 1995 compared to 1994 because of an increase in the number of employees; headcount rose to 327 by 1995 year-end compared to 185 at 1994 year-end. This increase is in addition to the approximately 45 persons terminated during the year as a result of the closure of the component level returned parts repair facility in San Antonio, Texas (the "San Antonio Facility") which was acquired by the Company from Intelogic. The increases in personnel were necessary to support increased revenue growth, but because training was necessary for many of the Company's new employees, salary expense was incurred in advance of improvements to revenues as a result of new personnel. This was also true at Cyclix which began operations in July 1995 and, as expected, did not generate sufficient revenue to cover its expenses during 1995. Compensation expense also increased as a result of $243,000 in severance payments made to terminated members of management at the Company's corporate headquarters and employees formerly employed at the now closed San Antonio facility.

    In November 1994 the Company entered into a supply agreement with Intelogic to provide substantially all of the spare parts and replacement parts required by Intelogic's service operations to its customers. In addition to agreeing to supply parts to Intelogic, the Company acquired the San Antonio Facility, certain parts inventory, and repair equipment. Intelogic filed for bankruptcy less than 4 months later in March 1995 and its business was sold in April 1995. Following the sale of Intelogic, the supply agreement with the Company was terminated. As a result, the Company determined to close the San Antonio Facility and terminated the employment of approximately 45 employees at that facility. The bankruptcy filing of Intelogic resulted in a pre-tax charge to the Company in 1995 of $1,935,000, of which $907,000 was for uncollected receivables in excess of the approximately $900,000 recovered by the Company from its escrow-security account with Intelogic, and $931,000 related to the write-off of certain fixed assets formerly used at the San Antonio Facility. The balance of the pre-tax charge is represented by the severance payments made to terminated employees at the San Antonio Facility. The reserves and charges relating to Intelogic by quarter were as follows. The Company reserved $245,000 against the Intelogic receivables during the first quarter, $316,000 during the second quarter, and recognized a charge of $1,271,000 in the third quarter relating to uncollected receivables ($340,000) and the write-off of fixed assets ($931,000) formerly used at the closed San Antonio facility.

    In addition, but to a lesser extent, the Company's occupancy expenses increased as a result of the opening of Cyclix, the 6 months of rent in the closed San Antonio Facility, and the movement of the Company's management office's into its new headquarters. The Company had no remaining lease obligations on the closed San Antonio Facility nor on its former corporate offices, and as of the 1st quarter of 1996 the Company has relocated its distribution facility and will have no remaining rental obligations on its former distribution facility.

    Depreciation and amortization increased as a result of capital expenditures made to the Company's information system, phone system, and capital expenditures relating to the relocation of the Company's headquarters and relocation of the Company's distribution facility which was relocated in January 1996, but which was substantially complete in 1995. Furniture and equipment expenditures also increased with the Company's increase in headcount.

    Increases in working capital required to support the increase in the Company's sales resulted in the Company becoming a net borrower of cash under its revolving line of credit. Therefore, the Company had interest expense of $473,000 during 1995 as opposed to interest income of $115,000 during 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently maintains a revolving bank line of credit which provides for borrowings of up to a maximum of $16 million, based on a borrowing base of qualified inventory and eligible receivables. The borrowing base, which is adjusted weekly, was $15 million at December 31, 1996. The Company's available borrowing capacity at December 31, 1996, was approximately $12 million. The line is collateralized by substantially all of the assets of the Company and matures in December 1997. Further, the

Company currently has financing agreements in place for 1997 that allow for the acquisition of $2.0 million of capital assets through leasing arrangements.

    The Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, subordinated debt, equity financing and internally generated funds. Cash used in operating activities during the year ended December 31, 1996 was $4.3 million compared with $5.4 million in 1995. The decrease in cash used in operating activities resulted largely from net earnings experienced in 1996 and changes in working capital requirements, particularly accounts payable and inventories.

    Cash used in investing activities was $5.2 million for the year ended December 31, 1996. During the fourth quarter of 1996, the Company acquired the parts distribution division of ProAmerica, Inc., which included the parts inventory of the division. Cash flows from financing activities reflects the receipt of net proceeds of $18.5 million from the sale of 1,437,500 shares of Common Stock to the public in June of 1996. The Company used approximately $11.4 million of the proceeds from the stock offering to pay off the balance of the Company's outstanding indebtedness under its bank line of credit.

    Capital expenditures, including capital assets acquired through leasing arrangements, totaled $6.1 million, $5.5 million and $2.4 million in 1996, 1995 and 1994, respectively. Expenditures in the 1996 period were primarily for a new enhanced high capacity computer-telephony integration system for handling order processing information systems and warehouse equipment. Capital expenditures during 1996 also included improvements to the Company's management information systems, related computer equipment, furniture and fixtures, and leasehold improvements in the Company's new corporate headquarters and its new distribution facility. The Company anticipates capital expenditures of approximately $4 to $5 million in 1997 for improvements and modifications to the Company information systems and warehouse equipment. The Company believes these expenditures are required to support and manage future growth of its business.
    The Company believes that its balances of cash and cash equivalents and its long-term borrowing capability, together with equipment financing related to capital expenditures for the purchase of equipment, will be sufficient to meet its 1997 working capital and capital expenditure requirements

EFFECTS OF INFLATION

    The Company believes that the effects of inflation on its operations have not been material during the past three years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 has been amended by SFAS No. 127 which amends the effective date of certain provisions for those transactions occurring after December 31, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS No. 125 will not be material.

    In February 1997, the FASB adopted SFAS No. 128, "Earnings Per Share," which provides accounting and reporting standards for calculating earnings per share after December 15, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS No. 128 will not be material.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

    The Company occasionally makes forward-looking statements concerning its plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

    These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new and the non-termination of existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient purchasing of parts and processing of sales orders; and the quality of the Company's plans and strategies and the ability of the Company to execute such plans and strategies.

    In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Consolidated Financial Statements together with the report thereon of KPMG Peat Marwick LLP are included in this report commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information set forth under the heading "Election of Directors" of the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION.

        The information set forth under the heading "Executive Compensation" of the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the headings "Election of Directors -- Board Meetings and Committees of the Board;" "Election of Directors -- Compensation of Directors;" and "Certain Transactions" of the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

        The following financial statements of the Company are filed as a part of this report:

                                                                                     Page
                                                                                     ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1
Consolidated Balance Sheets - December 31, 1996 and 1995  . . . . . . . . . . . . . . F-2
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholders' Equity -- For the Three Years
  Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . F-7

        The following consolidated financial statement schedule of the Company is filed as a part of this report:

FINANCIAL STATEMENT SCHEDULES

                                                                                      Page
                                                                                      ----
Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . .  F-17

        All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

        No reports on Form 8-K have been filed by the Company during the last quarter of fiscal 1996.

The following exhibits are filed as a part of this report.

Sequentially
   Exhibit
   Number                            Exhibit
   ------                            -------

3.1+++          Restated Certificate of Incorporation of the Company

3.2++           Amended and Restated Bylaws of the Company

4+              Specimen Certificate evidencing Common Stock

10.1++ Financing and Security Agreement between the Company and NationsBank, Texas, N.A., as amended

10.2++++ Stock Option Plan, including form of Stock Option Agreements, as amended

10.3++++        Director Compensation Plan

10.4+++++       Employee Stock Purchase Plan

21*             Subsidiaries of the Company

23*             Consent of KPMG Peat Marwick LLP

27*             Financial Data Schedule

_____________

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1944, and declared effective on March 4, 1994, and declared effective on March 28, 1994.
++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
++++ Previously filed as an exhibit to the Company's report on Form 10K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1966.
+++++ Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
*       Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PC SERVICE SOURCE, INC.


March 29, 1997                               By: /s/Mark T. Hilz
                                                 ----------------------------
                                                     Mark T. Hilz, President


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1997.


         SIGNATURE                           CAPACITY
         ---------                           --------

 /s/Mark T. Hilz                        President, Director
 -------------------------------        (Principal Executive Officer)
              Mark T. Hilz


 /s/Avery More                          Chairman of the Board, Director
 -------------------------------
              Avery More


 /s/ Danny Hair                         Senior Vice President, Chief Financial
 -------------------------------          Officer
              Danny Hair                (Principal Financial Officer)


 /s/Bernard Rohde                       Vice President, Finance
 -------------------------------        (Principal Accounting Officer)
              Bernard Rohde


                                        Director
 -------------------------------
              Morti Tenenhaus


 /s/Philip Wise                         Director
 -------------------------------
              Philip Wise


 /s/Robert Leff                         Director
 -------------------------------
              Robert Leff


 /s/Edward Raymund                      Director
 -------------------------------
              Edward Raymund


 /s/Jay Haft                            Director
 -------------------------------
              Jay Haft

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
PC Service Source, Inc.:


We have audited the accompanying consolidated balance sheets of PC Service Source, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with the audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC Service Source, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ KPMG PEAT MARWICK LLP
                                                -------------------------------
                                                    KPMG Peat Marwick LLP


Dallas, Texas
February 7, 1997

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995
               (In thousands, except share and per share amounts)

                                  Assets                                     1996        1995
                                  ------                                   --------    --------
Current assets:
   Cash and cash equivalents                                               $  3,650         833
   Accounts receivable, less allowance for doubtful accounts of $384
     and $267 at December 31, 1996 and 1995, respectively                    12,978      10,251
   Inventories                                                               19,590      13,202
   Income taxes receivable                                                     --            80
   Deferred income taxes                                                        866       1,322
   Other current assets                                                         763         712
                                                                           --------    --------
                  Total current assets                                       37,847      26,400
                                                                           --------    --------

Property and equipment:
   Computer equipment                                                         8,779       4,633
   Furniture and fixtures                                                     4,295       2,766
   Leasehold improvements                                                     1,115         828
                                                                           --------    --------
                                                                             14,189       8,227
   Accumulated depreciation and amortization                                 (3,771)     (1,774)
                                                                           --------    --------
                  Net property and equipment                                 10,418       6,453
                                                                           --------    --------

Other assets, net                                                             1,909         274
                                                                           --------    --------
                                                                           $ 50,174      33,127
                                                                           ========    ========

                                                                    (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                           December 31, 1996 and 1995

               (In thousands, except share and per share amounts)

                         Liabilities and Stockholders' Equity                    1996        1995
                         ------------------------------------                  --------    --------
Current liabilities:
   Accounts payable                                                            $  7,821       8,876
   Accrued liabilities                                                            2,600       1,894
   Income taxes payable                                                              38        --
   Revolving line of credit                                                       3,053        --
   Current installments of obligations under capital leases                         841         320
                                                                               --------    --------
                  Total current liabilities                                      14,353      11,090
                                                                               --------    --------

Long-term debt-revolving line of credit                                            --         8,934

Obligations under capital leases, excluding current installments                  3,059       1,231

Deferred income taxes                                                               566         269

Commitments and contingencies (note 3)

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
     none issued or outstanding                                                    --          --
   Common stock, $.01 par value.  Authorized 20,000,000 shares; issued
     5,879,582 and 3,955,371 shares at December 31, 1996 and 1995,
     respectively                                                                    59          40
   Additional paid-in capital                                                    30,946      10,494
   Retained earnings                                                              2,981       1,110
   Less treasury stock (132,762 and 4,724 shares at December 31, 1996
     and 1995, respectively)                                                     (1,790)        (41)
                                                                               --------    --------
                  Total stockholders' equity                                     32,196      11,603
                                                                               --------    --------
                                                                               $ 50,174      33,127
                                                                               ========    ========



See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994

                    (In thousands, except per share amounts)

                                                                1996       1995        1994
                                                              --------   --------    --------
Net revenues                                                  $110,146     68,690      42,267
Cost of revenues                                                78,001     49,766      30,171
                                                              --------   --------    --------
                  Gross margin                                  32,145     18,924      12,096
                                                              --------   --------    --------

Operating expenses:
   Selling, general and administrative                          26,457     17,241       8,746
   Loss incurred from terminated supply agreement                 --        1,935        --
   Depreciation and amortization                                 2,151      1,510         384
                                                              --------   --------    --------
                                                                28,608     20,686       9,130
                                                              --------   --------    --------
                  Earnings (loss) from operations                3,537     (1,762)      2,966

Net interest expense (income)                                      577        473        (115)
                                                              --------   --------    --------
                  Earnings (loss) before income taxes            2,960     (2,235)      3,081

Income tax expense (benefit)                                     1,089       (730)      1,186
                                                              --------   --------    --------
                  Net earnings (loss)                         $  1,871     (1,505)      1,895
                                                              ========   ========    ========

Earnings (loss) per common share                              $    .35       (.39)        .46
                                                              ========   ========    ========

Weighted average common shares outstanding                       5,285      3,900       4,103
                                                              ========   ========    ========


See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994

                      (In thousands, except share amounts)



                                                 Common stock       Additional                              Total
                                             ---------------------    paid-in    Retained     Treasury    stockholders'
                                              Shares      Amount      capital    earnings       stock        equity
                                             ---------   ---------   ---------   ---------    ---------    ---------
Balances at December 31, 1993                  890,000   $       9       1,083         720         --          1,812
   Conversion of long-term debt
     to common stock                         2,000,000          20       1,480        --           --          1,500
   Issuance of common stock                  1,000,000          10       7,857        --           --          7,867
   Exercise of common stock options              3,000        --             7        --           --              7
   Net earnings                                   --          --          --         1,895         --          1,895
                                             ---------   ---------   ---------   ---------    ---------    ---------
Balances at December 31, 1994                3,893,000          39      10,427       2,615         --         13,081
   Issuance of common stock                      1,000        --            10        --           --             10
   Exercise of common stock options             61,371           1          57        --            (41)          17
   Net loss                                       --          --          --        (1,505)        --         (1,505)
                                             ---------   ---------   ---------   ---------    ---------    ---------
Balances at December 31, 1995                3,955,371          40      10,494       1,110          (41)      11,603
   Issuance of common stock                  1,439,000          14      18,531        --           --         18,545
   Exercise of common stock options            150,129           2         442        --           (267)         177
   Exercise of common stock warrants           335,082           3       1,479        --         (1,482)        --
   Net earnings                                   --          --          --         1,871         --          1,871
                                             ---------   ---------   ---------   ---------    ---------    ---------
Balances at December 31, 1996                5,879,582   $      59      30,946       2,981       (1,790)      32,196
                                             =========   =========   =========   =========    =========    =========



See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


                     Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                 (In thousands)

                                                                      1996        1995        1994
                                                                    --------    --------    --------
Cash flows from operating activities:
   Net earnings (loss)                                              $  1,871      (1,505)      1,895
   Adjustments to reconcile net earnings (loss) to
     net cash used in operating activities:
       Depreciation and amortization                                   2,151       1,510         384
       Deferred income taxes                                             753        (767)        (65)
       Loss incurred from terminated supply agreement                   --         1,935        --
       Other, net                                                       (184)       (307)       --
       Changes in operating assets and liabilities:
         Accounts receivable                                          (2,727)     (5,280)     (3,167)
         Inventories                                                  (5,913)     (5,299)     (2,540)
         Other current assets                                            (38)       (472)       (126)
         Accounts payable                                             (1,055)      5,765       1,079
         Accrued liabilities                                             697         682         593
         Income taxes receivable/payable                                 118        (485)        300
         Payable to Intelogic Trace                                     --        (1,200)       --
                                                                    --------    --------    --------
                  Net cash used in operating activities               (4,327)     (5,423)     (1,647)
                                                                    --------    --------    --------

Cash flows from investing activities:
   Capital expenditures                                               (3,244)     (4,810)     (1,287)
   Payments for purchase of acquired assets                           (1,975)       --        (1,425)
                                                                    --------    --------    --------
                  Net cash used in investing activities               (5,219)     (4,810)     (2,712)
                                                                    --------    --------    --------

Cash flows from financing activities:
   Net revolving debt borrowings (payments)                           (5,881)      8,934      (1,610)
   Principal payments under capital lease obligations                   (454)       (217)        (30)
   Net proceeds from public offerings                                 18,521        --         7,867
   Proceeds from exercise of common stock options                        177          17           7
                                                                    --------    --------    --------
                  Net cash provided by financing activities           12,363       8,734       6,234
                                                                    --------    --------    --------

Net increase (decrease) in cash and cash equivalents                   2,817      (1,499)      1,875
Cash and cash equivalents at beginning of year                           833       2,332         457
                                                                    --------    --------    --------
Cash and cash equivalents at end of year                            $  3,650         833       2,332
                                                                    ========    ========    ========

Supplemental cash flow disclosures:
   Interest paid                                                    $    545         332          29
                                                                    ========    ========    ========
   Income taxes paid, net                                           $    225         508         955
                                                                    ========    ========    ========


See accompanying notes to consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

               (In thousands, except share and per share amounts)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Description of Business

              PC Service Source and Cyclix Engineering Corporation, a majority owned subsidiary (the Company), is a supplier of parts, used in the repair of personal computers and associated peripherals, and services to the personal computing service industry.

              The Company began operations in 1989 as Digital Data Corporation (Digital). In July 1990 the assets of Digital were acquired by a subsidiary of CompuCom Systems, Inc. (CompuCom), which shortly thereafter changed Digital's name to PC Parts Express, Inc. From December 1990 until January 1994, the Company remained a majority-owned subsidiary of CompuCom. In January 1994, CompuCom sold a substantial portion of its equity position in the Company to Rosetta Stone Corporation (Rosetta Stone). Subsequent to the acquisition by Rosetta Stone, the Company changed its name to PC Service Source, Inc.

       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts of PC Service Source, Inc. and its majority owned subsidiary. The minority interest in the results of operations and net assets of the subsidiary is not material. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    Cash and Cash Equivalents

              The Company considers all highly liquid cash investments with original maturities of three months or less to be cash equivalents.

       (d)    Inventories

              Inventories are stated at the lower of average cost or market and consist primarily of new and remanufactured personal computer parts.

       (e)    Property and Equipment

              Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets which range from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining term of the lease.





                                      F-7                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)



       (f)    Other Assets

              Other assets consist primarily of goodwill which represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years (note 1(l)).

       (g)    Revenue Recognition

              Revenue is recognized upon shipment with provisions made for anticipated returns.

       (h)    Advertising Costs

              Advertising costs are expensed as incurred. Advertising costs amounted to $1,399, $1,142 and $958 in 1996, 1995 and 1994, respectively.

       (i)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (j)    Earnings (loss) per Common Share

              Earnings (loss) per common share are calculated based on the weighted average number of common shares and the dilutive effect of common equivalent shares, to the extent they are material.

       (k)    Use of Estimates

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



                                      F-8                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)



       (l)    Impairment of Long-Lived Assets and Long-Lived Assets to Be
              Disposed Of

              The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       (m)    Noncash Financing and Investing Activities

              Capital lease obligations of $2,866, $723 and $1,083 were incurred for computer equipment and furniture and fixtures in 1996, 1995 and 1994, respectively.

              In 1996, 128,038 shares of treasury stock were acquired upon the exercise of stock options and warrants. In 1995, 4,724 shares of treasury stock were acquired upon the exercise of stock options.

              In 1996 and 1995, 1,500 and 1,000 shares of common stock, respectively, were issued to directors in lieu of compensation for an expense of $24 and $10, respectively.

              In 1994, CompuCom converted $1,500,000 of long-term debt into 2,000,000 shares of common stock.

       (n)    Reclassifications

              Certain previously reported financial information has been reclassified to conform to the 1996 presentation.

(2)    REVOLVING LINE OF CREDIT

       The Company has a $16 million Revolving Bank Credit Facility (the Credit Agreement) that matures in December 1997. The amount available under the facility is limited to specified percentages of qualifying inventories and accounts receivable. The Company's borrowing base, which is adjusted weekly, was $15 million at December 31, 1996. The Credit Agreement contains covenants related to, among others, tangible net worth, debt to tangible net worth and interest




                                      F-9                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)


       coverage, and limits the amount available for capital expenditures and dividends. Outstanding borrowings under the agreement are collateralized by substantially all of the assets of the Company. The carrying value of the amounts outstanding approximates the estimated fair value since the obligation bears interest at current market rates.

       Interest is payable on the outstanding borrowings at a rate of 1% above the prime rate (8.25% at December 31, 1996) and on the unused borrowings at a rate of .5%. The weighted average interest rate for the year ended December 31, 1996 was 9.29%.

(3)    LEASES

       During 1996 and 1995, the Company entered into capital leases for computer and warehouse equipment and furniture and fixtures expiring in various years through 2001. Depreciation and amortization of assets under capital leases is included in depreciation and amortization expense for the years ended December 31, 1996 and 1995. Interest rates on capitalized leases vary from 6.06% to 10.69% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate. Property held under capital leases at December 31, 1996 and 1995 is presented below.

                                                                     1996       1995
                                                                   --------   --------
            Computer equipment                                     $  2,303        832
            Furniture and fixtures                                    2,019        976
            Leasehold improvements                                      352       --
                                                                   --------   --------
                                                                      4,674      1,808
            Less accumulated depreciation and amortization              974        331
                                                                   --------   --------
                                                                   $  3,700      1,477
                                                                   ========   ========

       The Company leases office and warehouse distribution space and equipment under various noncancellable operating leases with terms from three to ten years. Certain of the leases contain renewal options ranging up to five years. Total rental expense under operating leases was $1,665, $856 and $222 in 1996, 1995 and 1994, respectively.




                                     F-10                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)




       The present value of future minimum lease payments under capital leases and the minimum lease payments under noncancelable operating leases are presented below.

                                                                                       Capital       Operating
                                                                                       leases         leases
                                                                                       ------         ------
            1997                                                                        $ 1,165         1,835
            1998                                                                          1,165         1,808
            1999                                                                          1,126         1,789
            2000                                                                            859         1,788
            2001                                                                            407         1,788
            Thereafter                                                                        -         6,372
                                                                                        -------       -------
            Total minimum lease payments                                                  4,722       $15,380
                                                                                                      =======
            Less amount representing interest                                               822
                                                                                        -------
            Present value of net minimum lease payment                                    3,900
            Less current installments of obligations under capital leases                   841
                                                                                        -------
            Obligations under capital leases, excluding current installments            $ 3,059
                                                                                        =======

(4)    INCOME TAXES

       Income tax expense (benefit) for the year ended December 31 is presented below.

                                 1996        1995        1994
                               --------    -------    --------
           Federal:
              Current          $    272        --         1,074
              Deferred              777        (767)        (65)
           State:
              Current                64          37         177
              Deferred              (24)       --          --
                               --------    --------    --------
                               $  1,089        (730)      1,186
                               ========    ========    ========

       The reconciliation of income taxes at the federal statutory rate of 34% to the provision for income taxes (benefit) for the year ended December 31 is presented below.

                                                                    1996        1995        1994
                                                                  --------    --------    --------
           Income taxes at federal statutory rate                     34.0%      (34.0)       34.0
           State taxes, net of federal income tax benefit              2.7         1.1         3.8
           Other                                                        .1          .2          .7
                                                                  --------    --------    --------
           Effective rate                                             36.8%      (32.7)       38.5
                                                                  ========    ========    ========




                                     F-11                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are presented below.

                                                              1996      1995
                                                            -------   -------
           Deferred tax assets:
              Net operating loss carryforwards              $  --         696
              Inventory costs                                   432       283
              Accrued expenses                                  200       182
              Accounts receivable                               142        91
              Other                                              92        70
                                                            -------   -------
                             Total deferred tax asset           866     1,322

           Deferred tax liability - depreciation                566       269
                                                            -------   -------
                             Net deferred tax asset         $   300     1,053
                                                            =======   =======

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The Company expects the deferred tax assets at December 31, 1996 and 1995 will be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and generation of future taxable income. No valuation allowance is considered necessary as of December 31, 1996 and 1995.

(5)    STOCKHOLDERS' EQUITY

       In April 1994, the Company issued 1,000,000 shares of common stock to the public. The net proceeds of this initial public offering were $7,867. The net proceeds were used to pay approximately $2,200 which was outstanding under the Company's revolving bank credit facility. The balance of the net proceeds was added to the Company's working capital for general operating purposes.

       In June 1996, the Company issued 1,437,500 shares of common stock to the public. The net proceeds of this secondary public offering were $18,521. The net proceeds were used to pay approximately $11,400 which was outstanding under the Company's revolving bank credit facility. The balance of the net proceeds was added to the Company's working capital for general operating purposes.

(6)    STOCK OPTIONS

       In 1992, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant incentive and nonqualified options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair



                                     F-12                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)


       market value at the date of grant. Stock options generally become exercisable and vest at a rate of 20% per year for five years after the date of grant and generally carry an expiration date of ten years subsequent to the date of issuance. At December 31, 1996, there were 155,000 additional shares available for grant under the Plan.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) would be reduced (increased) to the pro forma amounts indicated below:

                                                              1996        1995
                                                           ---------   ---------
                 Net earnings (loss):
                    As reported                            $   1,871      (1,505)
                    Pro forma                                  1,643      (1,577)

                 Earnings (loss) per common share:
                    As report                                    .35        (.39)
                    Pro forma                                    .31        (.40)

       Pro forma net earnings (loss) reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

       The per share weighted-average fair value of stock options granted during 1996 and 1995 ranged from $4.96 - $8.20 and $4.97 - $5.27, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                       1996              1995
                                                      -------          -------
                 Expected dividend yield                 0%               0%
                 Expected volatility                   58.4%            58.4%
                 Risk-free interest rate            5.24 - 6.64%     5.34 - 7.53%
                 Expected life                        5 years          5 years




                                     F-13                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)



       Following is a summary of activity in the Plan 1996, 1995 and 1994:


                                                    1996                    1995                    1994
                                              ------------------     -------------------      -------------------
                                                        Weighted                 Weighted                 Weighted
                                                        average                  average                  average
                                                        exercise                 exercise                 exercise
                                               Shares    price        Shares      price        Shares       price
                                              --------  --------     --------     ------      ---------    ------
                 Outstanding at beginning
                    of year                    624,129  $   5.46      614,500     $ 4.56       300,000     $ 1.58
                 Granted                       212,000     11.84      170,000       9.04       317,500       7.35
                 Exercised                    (150,129)     2.96      (61,371)      2.25        (3,000)      2.25
                 Canceled                      (55,500)    10.57      (99,000)      8.83              -      -
                                              --------  --------     --------     ------      ---------    ------
                 Outstanding at end of year    630,500  $   7.75      624,129     $ 5.46       614,500     $ 4.56
                                              ========  ========     ========     ======      ========     ======
                 Options exercisable at
                    year end                   224,500                192,000                  132,500
                                              ========               ========                 ========
                 Weighted average fair
                    value of options
                    granted during the year   $   6.68               $   5.11
                                              ========               ========



(7)    STOCK WARRANTS

       In January 1994, the Company issued CompuCom a warrant to purchase 250,000 shares of common stock as part of the transaction in which CompuCom sold a portion of the common stock it owned to Rosetta Stone. The warrant was amended in May 1996 to include a net exercise provision which permits the holder to surrender the warrant in exchange for the number of shares of stock equal to the difference between the total number of shares under the warrant and the number of shares at fair market value equal to the total exercise price. The warrant was surrendered and exercised under this provision in June 1996 resulting in the issuance of 209,821 shares at an exercise price of $2.25 per share.

       In connection with the Company's initial public offering in 1994, the Company sold warrants covering 100,000 shares of common stock to the representatives of the underwriters for a purchase price of $.01 per share. The exercise price of these warrants is equal to 120% of the initial public offering price per share of common stock and the warrant also contains a net exercise provision. The warrants may be exercised for all or any lesser number of shares of the common stock covered by the warrants between April 6, 1995 and April 6, 2000. During 1996, a portion of the warrant was exercised for 85,082 shares pursuant to the net exercise provision at a price of $10.80 per share.




                                     F-14                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)


(8)    RELATED PARTY TRANSACTIONS

       The Company's sales to CompuCom were $783, $735 and $1,409 in 1996, 1995 and 1994, respectively. In addition, purchases of computer parts and equipment from CompuCom were $496, $5,108 and $1,133 in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the Company had accounts receivable outstanding from CompuCom of approximately $168 and $94, respectively. Selling, general and administrative expenses included charges from CompuCom for certain insurance and employee benefits of $361 in 1994. Following the secondary offering in June 1996, CompuCom owned less than 5% of the Company's common stock.

       During 1994, the Company had a consulting agreement with Rosetta Stone that was terminable at will by either party and pursuant to which the Company paid Rosetta Stone $15 per month for management advice, consulting services and strategic planning advice. The consulting agreement was terminated on December 31, 1994.

       In 1994, CompuCom agreed to allow the Company's employees to continue to participate in CompuCom's group health benefit plans through December 31, 1994 in exchange for a payment of a specified amount per employee. The agreement with CompuCom provided for an adjustment between CompuCom and the Company based on the actual loss experience as compared to the total amount paid to CompuCom on behalf of the Company's employees. At December 31, 1995, the Company had a receivable from CompuCom of $108 representing amounts paid in excess of actual loss experience. No receivable existed at December 31, 1996.

(9)    BENEFIT PLANS

       The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and completed one year of service are eligible to participate. Eligible employees may contribute from 1% to 15% of the annual compensation subject to limitations. The Company matches 100% of the first 4% an employee contributes. Employee contributions vest immediately while the Company contributions become vested beginning in the participant's first year of eligibility with full vesting by the end of the second year. In 1996, 1995 and 1994 the Company contributed $299, $206 and $105, respectively.

       In 1996, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) covering all employees that have attained the age of 21 and completed one year of service. Under the Purchase Plan, eligible participants may purchase stock of the Company at not less than 85% of its market value as of the date the option to purchase is offered to the employees; employees have one year to make sufficient contributions to pay the exercise price. No shares have been issued under the Purchase Plan. As of December 31, 1996, 100,000 shares were available for future issuance.



                                     F-15                           (Continued)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)



(10)   TRANSACTION WITH INTELOGIC TRACE, INC.

       In November 1994, the Company entered into a supply agreement with Intelogic Trace (Intelogic) to provide substantially all of the spare parts and replacement parts required by Intelogic's service operations. The Company also acquired a component level returned parts repair facility in San Antonio, Texas (San Antonio Facility), certain parts inventory, and repair equipment. Intelogic filed for bankruptcy in March 1995, its business was sold in April 1995 and, as a result, the supply agreement with the Company was terminated. The Company closed the San Antonio Facility and terminated the employment of approximately forty-five employees at that facility as a result of the bankruptcy filing.

       The Company realized a pretax charge in 1995 of $1,935, of which $907 was for uncollected accounts receivable in excess of the approximately $900 recovered by the Company from its escrow security account with Intelogic and $931 related to the write-off of certain fixed assets formerly used at the San Antonio Facility. The remaining $97 of the pretax charge was for severance packages paid to the approximately forty-five terminated employees.

(11)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   First            Second            Third            Fourth
         1996                                     quarter           quarter          quarter           quarter
         ----                                     -------           -------          -------           -------
         Net revenues                              $ 26,281            26,786            28,478           28,601
         Gross margin                                 7,573             8,316             7,988            8,268
         Net earnings (loss)                            654               759               179              279
         Earnings (loss) per common
            share                                       .15               .16               .03              .05

         1995

         Net revenues                              $ 16,782            15,274            16,301           20,333
         Gross margin                                 4,626             4,172             4,306            5,820
         Net earnings (loss)                            564              (434)           (1,667)              32
         Earnings (loss) per
            common share                                .13              (.11)             (.43)             .01

                                                                    SCHEDULE II



                            PC SERVICE SOURCE, INC.

                       Valuation and Qualifying Accounts

                                 (In thousands)



                                           Balance at       Charged to      Charged to                       Balance at
                                          beginning of      costs and         other                              end
              Description                    period          expenses        accounts        Deductions       of period
              -----------                    ------          --------        --------        ----------       ---------
Accounts receivable -
     allowance for doubtful
     accounts:

       1996                                 $    267            505               --              388              384

       1995                                      275          1,197 (A)           --            1,205 (A)          267

       1994                                      219            210               --              154              275


(A) Includes charge and write-off of $907 of account receivable for Intelogic Trace.

                               INDEX TO EXHIBITS

Sequentially
Exhibit
Number                          Exhibit
------                          -------
3.1+++        Restated Certificate of Incorporation of the Company

3.2++         Amended and Restated Bylaws of the Company

4+            Specimen Certificate evidencing Common Stock

10.1++        Financing and Security Agreement between the Company and
              NationsBank, Texas, N.A., as amended

10.2++++ Stock Option Plan, including form of Stock Option Agreements, as amended

10.3++++      Director Compensation Plan

10.4+++++     Employee Stock Purchase Plan

21*           Subsidiaries of the Company

23*           Consent of KPMG Peat Marwick LLP

27*           Financial Data Schedule

--------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33- 76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 4, 1994, and declared effective on March 28, 1994.
++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
++++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
+++++ Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333- 03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
*        Filed herewith.