Form 10-Q
period 1997-03-31
PC SERVICE SOURCE INC
filed 1997-05-15
CIK 919999

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ___________________ TO ________________.


                      Commission File Number:  0-23686
                                               -------

                           PC SERVICE SOURCE, INC.
           (Exact name of registrant as specified in its charter)


           DELAWARE                                      52-1703687
           --------                                      ----------

(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


2350 VALLEY VIEW LANE, DALLAS, TEXAS                           75234
------------------------------------                           -----

(Address of principal executive offices)                     (Zip Code)


                                 (972) 481-4000
                                 --------------

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

As of April 30, 1997, there were 5,746,820 shares of the registrant's common stock outstanding.

================================================================================

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets
                          March 31, 1997 (Unaudited) and December 31, 1996  . . . . . . . . . . . . . . . . . . . . .   1

                          Condensed Consolidated Statements of Operations (Unaudited)
                          Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . .   2

                          Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . .   3

                          Notes to Condensed Consolidated Financial Statements (Unaudited)  . . . . . . . . . . . . .   4

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . .   5


PART II.         OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    March 31,  December 31,
                                                                     1997         1996
                                                                   ----------   ----------
                                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents ....................................   $    1,794   $    3,650
  Accounts receivable, net .....................................       16,186       12,978
  Inventories ..................................................       18,868       19,590
  Deferred income taxes ........................................          925          866
  Other current assets .........................................        1,002          763
                                                                   ----------   ----------
         Total current assets ..................................       38,775       37,847

Property and equipment, net ....................................       11,187       10,418
Other assets, net ..............................................        2,174        1,909
                                                                   ----------   ----------

  Total Assets .................................................   $   52,136   $   50,174
                                                                   ==========   ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................   $    8,219   $    7,821
  Accrued liabilities ..........................................        3,380        2,600
  Income taxes payable .........................................          334           38
  Revolving line of credit .....................................        3,132        3,053
  Current installments of obligations under capital leases .....          890          841
                                                                   ----------   ----------
Total current liabilities ......................................       15,955       14,353

Obligations under capital leases ...............................        2,956        3,059
Deferred income taxes ..........................................          582          566
Stockholders' equity ...........................................       32,643       32,196
                                                                   ----------   ----------

  Total Liabilities and Shareholders' Equity ...................   $   52,136   $   50,174
                                                                   ==========   ==========





     See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                 Three  Months Ended
                                                     March 31,
                                             -----------------------
                                                1997         1996
                                             ----------   ----------
Net revenues .............................   $   32,421   $   26,281
Cost of revenues .........................       23,435       18,708
                                             ----------   ----------
  Gross margin ...........................        8,986        7,573
                                             ----------   ----------

Operating expenses:
  Selling, general and administrative ....        7,404        5,869
  Depreciation and amortization ..........          742          434
                                             ----------   ----------
    Total operating expenses .............        8,146        6,303
                                             ----------   ----------

    Earnings from operations .............          840        1,270

Interest expense, net ....................          129          229
                                             ----------   ----------

    Earnings before income tax expense ...          711        1,041

Income tax expense .......................          264          387
                                             ----------   ----------

    Net earnings .........................   $      447   $      654
                                             ==========   ==========



Earnings per common share ................   $      .08   $      .15
                                             ==========   ==========

Weighted average common shares outstanding        5,886        4,373
                                             ==========   ==========





     See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                March 31
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
  Net earnings .....................................   $      447    $      654
  Adjustments to reconcile net earnings to net
      cash used in operating activities:
      Depreciation and amortization ................          742           434
      Deferred income taxes ........................          (43)          226
      Other, net ...................................           (3)          (27)
  Changes in operating assets and liabilities:
      Accounts receivable ..........................       (3,208)       (2,437)
      Inventories ..................................          722        (5,091)
      Other current assets .........................         (239)          (62)
      Accounts payable .............................          398         3,892
      Accrued liabilities ..........................          780         1,015
      Income taxes payable .........................          296           392
                                                       ----------    ----------
  Net cash used in operating activities ............         (108)       (1,004)
                                                       ----------    ----------

Cash flows from investing activities:
  Capital expenditures .............................       (1,282)         (729)
  Payment for purchase of equity interest ..........         (332)           --
                                                       ----------    ----------
Net cash used in investing activities ..............       (1,614)         (729)
                                                       ----------    ----------

Cash flows from financing activities:
  Net increase in revolving line of credit .........           79         1,926
  Principal payments under capital lease obligations         (213)          (69)
                                                       ----------    ----------
Net cash provided by (used in) financing activities          (134)        1,857
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents       (1,856)          124
Cash and cash equivalents at beginning of period ...        3,650           833
                                                       ----------    ----------
Cash and cash equivalents at end of period .........   $    1,794    $      957
                                                       ==========    ==========





     See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and Cyclix Engineering Corporation, its majority owned subsidiary (the "Company"), for the quarter ended March 31, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

(2)      EARNINGS PER COMMON SHARE

         Earnings per common share are calculated based on the weighted average number of common shares and the dilutive effect of common equivalent shares, to the extent they are material.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                          1997              1996
                                                                        ---------         --------
                 Interest paid, net   . . . . . . . . . . . . .        $    125            $  191
                 Income taxes paid (refunded), net  . . . . . .              --              (247)

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


The following table displays the Company's statements of operations as a percentage of net revenues:

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ----------------------------
                                                                                1997               1996
                                                                              --------           ---------
         Net revenues   . . . . . . . . . . . . . . . . . . . . . . . .         100.0%             100.0%
         Cost of revenues   . . . . . . . . . . . . . . . . . . . . . .          72.3               71.2
                                                                             --------         ----------
             Gross margin . . . . . . . . . . . . . . . . . . . . . . .          27.7               28.8
                                                                             --------         ----------

         Operating expenses:
             Selling, general and administrative  . . . . . . . . . . .          22.8               22.3
             Depreciation and amortization  . . . . . . . . . . . . . .           2.3                1.7
                                                                             --------         ----------
                  Total operating expenses  . . . . . . . . . . . . . .          25.1               24.0
                                                                             --------         ----------

                 Earnings from operations   . . . . . . . . . . . . . .           2.6                4.8

         Interest expense, net    . . . . . . . . . . . . . . . . . . .            .4                 .8
                                                                             --------         ----------
                 Earnings before income taxes   . . . . . . . . . . . .           2.2                4.0

         Income taxes   . . . . . . . . . . . . . . . . . . . . . . . .            .8                1.5
                                                                             --------         ----------
                 Net earnings   . . . . . . . . . . . . . . . . . . . .           1.4%               2.5%
                                                                             ========         ==========


Net revenues were $32.4 million for the first quarter of 1997, representing an increase of $6.1 million or 23% over the first quarter of 1996 as revenues increased in all areas of the Company's business. The primary components of the Company's revenue are general parts distribution operations, service provider alliances and original equipment manufacturers ("OEM") outsourcing arrangements which represented 71%, 11% and 11% of the 1997 first quarter revenues, respectively.

The gross margin percentage as a percentage of net revenues decreased in the first quarter of 1997 to 27.7% from 28.8% in the same period in 1996. The gross margin on each computer spare part the Company maintains in its inventory is different and, therefore, any change in the mix of parts sold effects the Company's gross margin for a particular period. The decrease in the gross margin for the first quarter of 1997 was primarily the result of lower average selling prices associated with the first phase of a new pricing strategy implemented by the Company on certain of its products which are also provided by numerous competitors of the Company. The next phase of that strategy, which the Company expects to implement in the future, addresses prices on products which are offered by fewer competitors of the Company, the result of which is expected to permit the Company to increase the gross margin on those products.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses ("SG&A") as a percentage of net revenues increased slightly in the first quarter of 1997 compared to the first quarter of 1996, primarily due to higher compensation expenses needed to support the expected future increases in net revenues.

Depreciation and amortization increased as a percentage of net revenues to 2.3% in the first quarter of 1997 compared to 1.7% in the same period of 1996. The increase was due to a higher asset base in 1997 resulting from an increased level of capital expenditures incurred by the Company.

Interest expense (net) as a percentage of net revenues decreased to .4% during the first quarter of 1997 from .8% during the same period of 1996 due primarily to the use of proceeds from the Company's 1996 public offering.

The Company recorded net earnings of $447,000, or $.08 per common share, on 5,886,000 shares for the first quarter of 1997 compared with net earnings of $654,000, or $.15 per common share, on 4,373,000 shares for the same period in 1996. Cyclix adversely impacted earnings in the first quarter of 1997 as it experienced a $153,000 loss compared to a $70,000 loss in 1996, which was a result of lower than expected business volumes.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently maintains a revolving bank line of credit which matures on December 31, 1997 and provides for borrowings up to a maximum of $16 million, based on a borrowing base of qualified inventory and eligible receivables. At March 31, 1997, the Company had an available borrowing base of approximately $15.6 million of which $3.1 million was outstanding. Further, the Company currently has financing agreements in place for 1997 that allow for the acquisition of $2.5 million of capital assets through leasing arrangements. During the first quarter of 1997, the Company acquired $.2 million through these capital lease arrangements.

The Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, financing agreements, equity financing and internally generated funds. Cash used in operating activities was $.1 million compared with $1.0 million for the first quarter of 1996. The decrease in cash used by operations in the 1997 period was due principally to lower working capital requirements as a result of improved operating efficiencies experienced through its inventory management.

During January 1997, the Company acquired a 19.5% equity interest in a service parts and logistics company in the United Kingdom for approximately $332,000.

Capital expenditures, including capital assets acquired through leasing arrangements, totaled $1.5 million for the first quarter of 1997 compared with $.7 million in 1996. Expenditures in the 1997 period were primarily used for improvements and modifications to the Company's information systems.

The Company believes that its balances of cash and cash equivalents, its long-term borrowing capability and its equipment financing agreements will be sufficient to meet its 1997 working capital and capital expenditure requirements. However, there can be no assurances that the cash so generated by the Company will be sufficient for such purposes.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


EFFECTS OF INFLATION

The Company believes that the effects of inflation on its operations have not been material during the past two years.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new and the non- termination of existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient purchasing of parts and processing of sales orders; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

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

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.    EXHIBITS

              The following exhibits are filed as part of this report:

              EXHIBIT
                NO.                  DESCRIPTION
              -------                -----------

                 27            Financial Data Schedule

       B.     REPORTS ON FORM 8-K

              No reports on Form 8-K have been filed by the Registrant during the three (3) months ended March 31, 1997.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            PC SERVICE SOURCE, INC.
                                            ------------------------------------
                                            (Registrant)



May 14, 1997                                /S/  Danny G. Hair
                                            ------------------------------------
                                            Danny G. Hair
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  27           Financial Data Schedule