Form 10-Q
period 1997-06-30
PC SERVICE SOURCE INC
filed 1997-08-14
CIK 919999

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                              --------------     --------------.


                        Commission File Number: 0-23686

                            PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     52-1703687
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  2350 VALLEY VIEW LANE, DALLAS, TEXAS                   75234
----------------------------------------                 -----
(Address of principal executive offices)               (Zip Code)


                                 (972) 481-4000
              ----------------------------------------------------
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

As of July 31, 1997, there were 5,750,820 shares of the registrant's common stock outstanding.



===============================================================================

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                               TABLE OF CONTENTS

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                   June 30, 1997 (Unaudited) and December 31, 1996 ..................    1

                   Condensed Consolidated Statements of Operations (Unaudited)
                   Three and Six Months Ended June 30, 1997 and 1996 ................    2

                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                   Six Months Ended June 30, 1997 and 1996 ..........................    3

                   Notes to Condensed Consolidated Financial Statements (Unaudited)..    4

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ....................    5

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K..................................    9

SIGNATURES...........................................................................   10



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       June 30,   December 31,
                                                                         1997        1996
                                                                       --------    --------
                                                                           (Unaudited)
                  ASSETS

Current assets:
  Cash and cash equivalents ......................................     $    29     $ 3,650
  Accounts receivable, net .......................................      15,116      12,978
  Inventories ....................................................      18,978      19,590
  Income taxes receivable ........................................         332          --
  Deferred income taxes ..........................................         784         866
  Other current assets ...........................................       1,043         763
                                                                       -------     -------
         Total current assets ....................................      36,282      37,847

Property and equipment, net ......................................      12,379      10,418
Other assets, net ................................................       2,293       1,909
                                                                       -------     -------

  Total Assets ...................................................     $50,954     $50,174
                                                                       =======     =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................     $ 6,288     $ 7,821
  Accrued liabilities ............................................       2,815       2,600
  Income taxes payable ...........................................          --          38
  Revolving line of credit .......................................       3,940       3,053
  Current installments of obligations under capital leases .......       1,034         841
                                                                       -------     -------
Total current liabilities ........................................      14,077      14,353

Obligations under capital leases .................................       3,328       3,059
Deferred income taxes ............................................         635         566
Stockholders' equity .............................................      32,914      32,196
                                                                       -------     -------

  Total Liabilities and Stockholders' Equity .....................     $50,954     $50,174
                                                                       =======     =======



See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                            Three  Months Ended       Six Months Ended
                                                                                  June 30,                 June 30,
                                                                            -------------------     -------------------
                                                                             1997        1996        1997        1996
                                                                            -------     -------     -------     -------
Net revenues ..........................................................     $31,711     $26,786     $64,132     $53,067
Cost of revenues ......................................................      22,239      18,470      45,674      37,178
                                                                            -------     -------     -------     -------
  Gross margin ........................................................       9,472       8,316      18,458      15,889
                                                                            -------     -------     -------     -------


Operating expenses:
  Selling, general and administrative .................................       8,100       6,368      15,504      12,237
  Depreciation and amortization .......................................         802         498       1,544         932
                                                                            -------     -------     -------     -------
    Total operating expenses ..........................................       8,902       6,866      17,048      13,169
                                                                            -------     -------     -------     -------

    Earnings from operations ..........................................         570       1,450       1,410       2,720

Interest expense, net .................................................         141         242         270         471
                                                                            -------     -------     -------     -------

    Earnings before income taxes ......................................         429       1,208       1,140       2,249

Income tax expense ....................................................         158         449         422         836
                                                                            -------     -------     -------     -------

    Net earnings ......................................................     $   271     $   759     $   718     $ 1,413
                                                                            =======     =======     =======     =======



Earnings per common share .............................................     $   .05     $   .16     $   .12     $   .30
                                                                            =======     =======     =======     =======

Weighted average common shares
     outstanding ......................................................       5,878       4,850       5,882       4,634
                                                                            =======     =======     =======     =======



See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                 June 30
                                                                            ----------------
                                                                            1997        1996
                                                                            ----        ----
Cash flows from operating activities:
  Net earnings ......................................................    $   718      $ 1,413
  Adjustments to reconcile net earnings to net cash used in operating activities:
      Depreciation and amortization .................................      1,544          932
      Deferred income taxes .........................................        151          237
      Other, net ....................................................       (108)         (48)
  Changes in operating assets and liabilities:
      Accounts receivable ...........................................     (2,138)      (2,301)
      Inventories ...................................................        612       (5,149)
      Other current assets ..........................................       (294)        (257)
      Accounts payable ..............................................     (1,533)      (1,003)
      Accrued liabilities ...........................................        215          711
      Income taxes receivable/payable ...............................       (370)         731
                                                                         -------      -------
  Net cash used in operating activities .............................     (1,203)      (4,734)
                                                                         -------      -------
Cash flows from investing activities:
  Capital expenditures ..............................................     (2,528)        (809)
  Payment for purchase of equity interest ...........................       (332)          --
                                                                         -------      -------
Net cash used in investing activities ...............................     (2,860)        (809)
                                                                         -------      -------

Cash flows from financing activities:
  Net revolving line of credit borrowings (repayments) ..............        887       (8,934)
  Principal payments under capital lease obligations ................       (445)        (176)
  Net proceeds from public offering .................................         --       18,521
  Proceeds from exercise of common stock options ....................         --          155
                                                                         -------      -------
Net cash provided by financing activities ...........................        442        9,566
                                                                         -------      -------
Net increase (decrease) in cash and cash equivalents ................     (3,621)       4,023
Cash and cash equivalents at beginning of period ....................      3,650          833
                                                                         -------      -------
Cash and cash equivalents at end of period ..........................    $    29      $ 4,856
                                                                         =======      =======


See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and Cyclix Engineering Corporation, its majority owned subsidiary (collectively, the "Company"), for the quarter ended June 30, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

(2)      REVOLVING LINE OF CREDIT

         In June 1997, the Company entered into a two year Revolving Bank Credit Facility providing for a line of credit of up to $20.0 million, which replaced a $16 million credit facility that was limited by a borrowing base of qualified inventory and eligible receivables. Advances under this facility bear interest at prime or LIBOR plus 1.5%, at the Company's option under certain conditions, and a .25% per annum unused commitment fee is assessed on the average daily unused amount of the facility. The new credit agreement requires the Company to meet certain financial ratios and covenants, including minimum tangible net worth, fixed charge coverage and restrictions on funded debt and capital expenditures.

(3)      EARNINGS PER COMMON SHARE

         Earnings per common share are calculated based on the weighted average number of common shares and the dilutive effect of common equivalent shares, to the extent they are material.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                            Six Months Ended
                                                                                June 30,
                                                                            -----------------
                                                                            1997         1996
                                                                            ----         ----

                  Interest paid, net  ..............................      $   284       $  445
                  Income taxes paid (refunded), net ................          631         (150)

         During the first six months of 1997 and 1996, the Company acquired $907 and $1,910 of assets through non-cash capital lease obligations.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                               -----------------      ------------------
                                                1997        1996        1997        1996
                                               -----       -----      ------        ----
Net revenues ..........................        100.0%      100.0%      100.0%      100.0%

Cost of revenues ......................         70.1        69.0        71.2        70.1
                                              ------      ------      ------      ------
    Gross margin ......................         29.9        31.0        28.8        29.9
                                              ------      ------      ------      ------

Operating expenses:
    Selling, general and administrative         25.6        23.7        24.2        23.0
    Depreciation and amortization .....          2.5         1.9         2.4         1.8
                                              ------      ------      ------      ------
         Total operating expenses .....         28.1        25.6        26.6        24.8
                                              ------      ------      ------      ------

         Earnings from operations .....          1.8         5.4         2.2         5.1

Interest expense, net .................           .4          .9          .4          .9
                                              ------      ------      ------      ------
Earnings before income taxes ..........          1.4         4.5         1.8         4.2

Income tax expense ....................           .5         1.7          .7         1.5
                                              ------      ------      ------      ------
         Net earnings .................          0.9%        2.8%        1.1%        2.7%
                                              ======      ======      ======      ======


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Net revenues increased by $4.9 million, or 18%, from $26.8 million for the quarter ended June 30, 1996 to $31.7 million for the quarter ended June 30, 1997. The increase in revenues was primarily due to an expanded customer base, the addition of value added services, such as internet ordering and warranty processing, and more original equipment manufacturers ("OEM") outsourcing arrangements. The additional OEM arrangements have allowed the Company to add new customers as well as increase product lines.

The gross margin percentage as a percentage of net revenues decreased in the second quarter of 1997 to 29.9% from 31.0% in the same period in 1996. The Company's gross margin on each computer spare part in its inventory is different; therefore, any change in the mix of parts sold effects the Company's gross margin for a particular period. The decrease in gross margin for the second quarter of 1997 was primarily a result of a margin oriented pricing strategy initiated by the Company in the first quarter of 1997 which lowered the average selling price on certain products offered by the Company and many of its competitors.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY

Selling, general and administrative expenses ("SG&A") as a percentage of net revenues increased to 25.6% in the second quarter of 1997 compared to 23.7% for the same period of 1996. The increase as a percentage of net revenues was primarily attributable to higher salary expenses for new employees and occupancy expenses incurred in anticipation of servicing expected future increase in revenues, including the new spare parts distribution contract with Dell Computer Corporation which was signed in July 1997.

Depreciation and amortization increased as a percentage of net revenues to 2.5% in the second quarter of 1997 compared to 1.9% in the same period of 1996. The increase was due to a higher asset base in 1997 resulting from an increased level of capital expenditures incurred by the Company relating largely to hardware and software for internet, purchasing and warranty system applications.

Interest expense (net) as a percentage of net revenues decreased to .4% during the second quarter of 1997 from .9% during the same period of 1996 due to lower average outstanding balances on the Company's revolving line of credit during the second quarter of 1997.

The Company recorded net earnings of $271,000, or $.05 per common share, on 5,878,000 shares for the second quarter of 1997, compared with net earnings of $759,000, or $.16 per common share, on 4,850,000 shares for the same period in 1996. As a result of lower than expected business volumes, Cyclix adversely impacted earnings in the second quarter of 1997 with a $157,000 loss compared to a $108,000 loss in the 1996 period. This loss combined with the items discussed above constitutes the reduction in net earnings from 1996 to 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Net revenues increased by $11.1 million, or 21%, from $53 million for the first six months of 1996, to $64.1 million for the first six months of 1997. The increase in revenues for the first six months of 1997 is attributable to the reasons set forth above in the three month discussion.

The gross margin percentage as a percentage of net revenues decreased in the first six months of 1997 to 28.8% from 29.9% in the same period in 1996. The decrease in the gross margin for the first six months of 1997 was primarily due to the margin oriented pricing strategy as discussed above.

SG&A as a percentage of net revenues increased to 24.2% in the first six months of 1997 compared to 23.0% in the same period of 1996. The increase in SG&A for the first six months is due to the same reasons discussed above.

Depreciation and amortization increased as a percentage of net revenues to 2.4% in the first six months of 1997 compared to 1.8% in the same period of 1996. The increase was due to a higher asset base in 1997 resulting from an increased level of capital expenditures incurred by the Company relating largely to hardware and software for internet, purchasing and warranty system applications.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


Interest expense (net) as a percentage of net revenues decreased to .4% during the first six months of 1997 from .9% during the same period of 1996 due to lower average outstanding balances on the Company's revolving line of credit during the 1997 period.

The Company recorded net earnings of $718,000 or $.12 per common share, on 5,882,000 shares for the first six months of 1997 compared with net earnings of $1,413,000 or $.30 per common share, on 4,634,000 shares for the same period in 1996. Cyclix experienced a $310,000 loss during the first six months of 1997, compared to a loss of $178,000 in the comparable 1996 period. After entering into service arrangements with OEMs during the first quarter of 1996, Cyclix hired additional personnel to service new business Cyclix was to have received under the terms of those service arrangements. Unfortunately, Cyclix did not receive the volume of new business anticipated. High SG&A expenses in addition to the loss incurred by Cyclix significantly impacted net earnings.

LIQUIDITY AND CAPITAL RESOURCES

On June 20, 1997, the Company entered into a new revolving bank line of credit, which increased its borrowing capacity to $20.0 million. At June 30, 1997, the Company had $3.9 million outstanding which provides for an available borrowing capacity of $16.1 million. Further, the Company currently has financing agreements in place for 1997 that allow for the acquisition of $2.5 million of capital assets through leasing arrangements. During the first six months of 1997, the Company acquired $.9 million through these capital lease arrangements.

The Company has historically financed its working capital requirements and its capital expenditures from its revolving bank credit facility, financing agreements, equity financing and internally generated funds. Cash used in operating activities was $1.1 million compared with $4.7 million for the first six months of 1996. The decrease in cash used by operations in the 1997 period was primarily due to lower working capital requirements as a result of improved operating efficiencies experienced through inventory management.

During January 1997, the Company acquired a 19.5% equity interest in a service parts and logistics company in the United Kingdom for approximately $332,000.

Capital expenditures, including capital assets acquired through leasing arrangements, totaled $3.4 million for the first six months of 1997 compared with $2.7 million in 1996. Expenditures in the 1997 period were primarily used for improvements and modifications to the Company's information systems.

The Company believes the cash generated from operations, revolving bank credit facility and equipment financing agreements will be sufficient to meet its 1997 working capital and capital expenditure requirements.

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

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

         The following exhibits are filed as part of this report:


         EXHIBIT
            NO.           DESCRIPTION
         -------          -----------
           27             Financial Data Schedule

         B. REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Registrant during the three (3) months ended June 30, 1997.

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





                                     PC SERVICE SOURCE, INC.
                                     ------------------------------------
                                     (Registrant)



August 13, 1997                      /s/ Danny G. Hair
                                     --------------------------
                                         Danny G. Hair
                                         Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.             DESCRIPTION
-------           -----------
    27            Financial Data Schedule