Form 10-Q
period 1997-09-30
PC SERVICE SOURCE INC
filed 1997-11-14
CIK 919999

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

 [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ________________.


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


As of October 31, 1997, there were 5,752,320 shares of the registrant's common stock outstanding.

===============================================================================

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                     September 30, 1997 (Unaudited) and December 31, 1996 .................   1

                     Condensed Consolidated Statements of Operations (Unaudited)
                     Three and Nine Months Ended September 30, 1997 and 1996 ..............   2

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Nine Months Ended September 30, 1997 and 1996 ........................   3

                     Notes to Condensed Consolidated Financial Statements (Unaudited)......   4

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations ........................   5


PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................................   9

SIGNATURES  ...............................................................................  10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    (Unaudited)
                                                                    September 30,    December 31,
                                                                         1997            1996
                                                                    -------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents ......................................     $   444          $ 3,650
  Accounts receivable, net .......................................      16,011           12,978
  Inventories ....................................................      19,585           19,590
  Income taxes receivable ........................................         990             --
  Deferred income taxes ..........................................         371              866
  Other current assets ...........................................       1,158              763
                                                                       -------          -------
         Total current assets ....................................      38,559           37,847

Property and equipment, net ......................................      12,961           10,418
Other assets, net ................................................       5,025            1,909
                                                                       -------          -------

  Total Assets ...................................................     $56,545          $50,174
                                                                       =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................     $ 9,671          $ 7,821
  Accrued liabilities ............................................       4,509            2,600
  Income taxes payable ...........................................        --                 38
  Revolving line of credit .......................................       4,598            3,053
  Current installments of obligations under capital leases .......       1,059              841
                                                                       -------          -------
         Total current liabilities ...............................      19,837           14,353

Obligations under capital leases .................................       3,056            3,059
Deferred income taxes ............................................         724              566
Stockholders' equity .............................................      32,928           32,196
                                                                       -------          -------

  Total Liabilities and Stockholders' Equity .....................     $56,545          $50,174
                                                                       =======          =======








     See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                             -------------------     -------------------
                                               1997        1996        1997        1996
                                             -------     -------     -------     -------
Net revenues ...........................     $33,495     $28,478     $97,627     $81,545
Cost of revenues .......................      23,579      20,490      69,253      57,668
                                             -------     -------     -------     -------
  Gross margin .........................       9,916       7,988      28,374      23,877
                                             -------     -------     -------     -------

Operating expenses:
  Selling, general and administrative ..       8,756       7,122      24,260      19,359
  Depreciation and amortization ........         943         570       2,487       1,502
                                             -------     -------     -------     -------

    Total operating expenses ...........       9,699       7,692      26,747      20,861
                                             -------     -------     -------     -------

    Earnings from operations ...........         217         296       1,627       3,016

Interest expense, net ..................         208          31         478         502
                                             -------     -------     -------     -------

    Earnings before income taxes .......           9         265       1,149       2,514

Income tax expense .....................           4          86         426         922
                                             -------     -------     -------     -------

    Net earnings .......................     $     5     $   179     $   723     $ 1,592
                                             =======     =======     =======     =======



Earnings per common share ..............     $   .00     $   .03     $   .12     $   .31
                                             =======     =======     =======     =======

Weighted average common shares
     outstanding .......................       5,880       5,991       5,882       5,095
                                             =======     =======     =======     =======









     See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                ------------------------
                                                                                  1997            1996
                                                                                --------        --------
Cash flows from operating activities:
  Net earnings ..........................................................       $    723        $  1,592
  Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
      Depreciation and amortization .....................................          2,487           1,502
      Deferred income taxes .............................................            653             583
      Other, net ........................................................         (1,444)            (75)
  Changes in operating assets and liabilities:
      Accounts receivable ...............................................         (3,033)         (2,550)
      Inventories .......................................................              5          (5,900)
      Other current assets ..............................................           (383)           (158)
      Accounts payable ..................................................          1,850            (603)
      Accrued liabilities ...............................................          1,909           1,236
      Income taxes receivable/payable ...................................         (1,028)            184
                                                                                --------        --------
  Net cash provided by (used in) operating activities ...................          1,739          (4,189)
                                                                                --------        --------
Cash flows from investing activities:
     Capital expenditures ...............................................         (3,990)         (2,736)
     Payment for acquisition of business ................................         (1,485)           --
     Payment for purchase of equity interest ............................           (332)           --
                                                                                --------        --------
Net cash used in investing activities ...................................         (5,807)         (2,736)
                                                                                --------        --------
Cash flows from financing activities:
    Net revolving line of credit borrowings (repayments) ................          1,545          (8,934)
    Principal payments under capital lease obligations ..................           (692)           (333)
    Net proceeds from public offering ...................................           --            18,521
    Proceeds from exercise of common stock options ......................              9             177
                                                                                --------        --------
Net cash provided by financing activities ...............................            862           9,431
                                                                                --------        --------

Net increase (decrease) in cash and cash equivalents ....................         (3,206)          2,506
Cash and cash equivalents at beginning of period ........................          3,650             833
                                                                                --------        --------
Cash and cash equivalents at end of period ..............................       $    444        $  3,339
                                                                                ========        ========









     See accompanying notes to condensed consolidated financial statements.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and Cyclix Engineering Corporation, its majority owned subsidiary (collectively, the "Company"), for the quarter ended September 30, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


(2)      EARNINGS PER COMMON SHARE

         Earnings per common share are calculated based on the weighted average number of common shares and the dilutive effect of common equivalent shares, to the extent they are material.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1997         1996
                                                           -------       ------
   Interest paid, net  ..............................      $   419       $  477
   Income taxes paid, net ...........................          749          150

         During the first nine months of 1997 and 1996, the Company acquired $907 and $1,910 of assets through non-cash capital lease transactions.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                      ------------------        ------------------
                                                      1997         1996         1997         1996
                                                      -----        -----        -----        -----
     Net revenues .............................       100.0%       100.0%       100.0%       100.0%
     Cost of revenues .........................        70.4         72.0         70.9         70.7
                                                      -----        -----        -----        -----
         Gross margin .........................        29.6         28.0         29.1         29.3
                                                      -----        -----        -----        -----
     Operating expenses:
         Selling, general and administrative...        26.2         25.0         24.8         23.8
         Depreciation and amortization ........         2.8          2.0          2.6          1.8
                                                      -----        -----        -----        -----
          Total operating expenses ............        29.0         27.0         27.4         25.6
                                                      -----        -----        -----        -----

          Earnings from operations ............          .6          1.0          1.7          3.7

     Interest expense, net ....................          .6           .1           .5           .6
                                                      -----        -----        -----        -----
     Earnings before income taxes .............          .0           .9          1.2          3.1

     Income tax expense .......................          .0           .3           .5          1.1
                                                      -----        -----        -----        -----
              Net earnings ....................         0.0%          .6%          .7%         2.0%
                                                      =====        =====        =====        =====


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues increased by $5.0 million, or 17.6%, from $28.5 million for the quarter ended September 30, 1996 to $33.5 million for the quarter ended September 30, 1997. The increase in revenues was primarily due to increased sales to existing customers.

The gross margin percentage increased in the third quarter of 1997 to 29.6% from 28.0% in the same period in 1996. The Company's gross margin on each computer spare part in its inventory is different; therefore, any change in the mix of parts sold affects the Company's gross margin for a particular period. The increase in gross margin for the third quarter of 1997 was largely due to favorable variations in the mix of parts sold during that period coupled with price increases on products which are offered by the Company, but not readily available in the marketplace.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


Selling, general and administrative expenses ("SG&A") as a percentage of net revenues increased to 26.2% in the third quarter of 1997 compared to 25.0% for the same period of 1996. The increase in SG&A, as a percentage of net revenues, was primarily attributable to higher personnel related expenses incurred by the Company during the third quarter of 1997. This increase included one-time charges relating to a ten percent (10%) reduction in the Company's workforce at the end of the third quarter of 1997, which included the elimination of positions added after September 1996. Management effected the workforce reduction in response to the delay in obtaining significant anticipated revenues from new original equipment manufacturer outsourcing arrangements. Charges relating to the reduction in workforce had a $0.02 negative impact on earnings for the third quarter of 1997.

Depreciation and amortization increased as a percentage of net revenues to 2.8% in the third quarter of 1997 compared to 2.0% in the same period of 1996. The increase was due to a higher asset base in 1997 resulting from an increased level of capital expenditures incurred by the Company relating largely to hardware and software for internet, purchasing and distribution applications.

Interest expense (net) as a percentage of net revenues increased to .6% during the third quarter of 1997 from .1% during the same period of 1996 due to higher average outstanding balances on the Company's revolving line of credit during the third quarter of 1997.

The Company recorded net earnings of $5,000, or $.00 per common share, on 5,880,000 shares for the third quarter of 1997, compared with net earnings of $179,000, or $.03 per common share, on 5,991,000 shares for the same period in 1996. Cyclix adversely impacted earnings in the third quarter of 1997 with a $300,000 loss compared to a $68,000 loss in the 1996 period. Cyclix's loss was primarily a result of lower than anticipated business volumes from new original equipment manufacturer outsourcing arrangements. This loss combined with the other items discussed above constitutes the reduction in net earnings from 1996 to 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues increased by $16.1 million, or 19.7%, from $81.5 million for the first nine months of 1996, to $97.6 million for the first six months of 1997. The increase in revenues for the first nine months of 1997 is attributable to the reasons set forth above in the three month discussion.

The gross margin percentage decreased in the first nine months of 1997 to 29.1% from 29.3% in the same period in 1996. As discussed above, fluctuations in gross margins are attributable to ongoing changes in product mix.

SG&A as a percentage of net revenues increased to 24.8% in the first nine months of 1997 compared to 23.8% in the same period of 1996. The increase in SG&A for the first nine months is due to the same reasons discussed above.

Depreciation and amortization increased as a percentage of net revenues to 2.6% in the first nine months of 1997 compared to 1.8% in the same period of 1996. The increase was due to a higher asset base in 1997 resulting from an increased level of capital expenditures incurred by the Company relating largely to hardware and software for internet, purchasing and warranty system applications.

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY


Interest expense (net) as a percentage of net revenues decreased to .5% during the first nine months of 1997 from .6% during the same period of 1996.

The Company recorded net earnings of $723,000 or $.12 per common share, on 5,882,000 shares for the first nine months of 1997 compared with net earnings of $1,592,000 or $.31 per common share, on 5,095,000 shares for the same period in 1996. Cyclix experienced a $610,000 loss during the first nine months of 1997, compared to a loss of $246,000 in the comparable 1996 period as a result of lower than anticipated business volumes from new service arrangements. High SG&A expenses in addition to the loss incurred by Cyclix significantly impacted net earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently maintains a revolving bank line of credit, which provides a borrowing capacity of $20 million. At September 30, 1997, the Company had $4.6 million outstanding, leaving $15.4 million unused and available. Further, the Company currently has financing agreements in place for 1997 that allow for the acquisition of $2.5 million of capital assets through leasing arrangements. During the first six months of 1997, the Company acquired $.9 million through these capital lease arrangements.

The Company has historically financed its working capital requirements and its capital expenditures from its revolving bank credit facility, financing agreements, equity financing and internally generated funds. Cash provided by operating activities was $1.7 million for the first nine months of 1997 compared with cash used by operating activities of $4.2 million. The increase in cash provided by operations in the 1997 period was primarily due to lower working capital requirements as a result of improved operating efficiencies experienced through inventory management.

During January 1997, the Company acquired a 19.5% equity interest in a service parts and logistics company in the United Kingdom for approximately $332,000.

During August 1997, Cyclix acquired Hi-Tek Services, Inc. of Hayward, California for approximately $1.5 million. Hi-Tek Services, Inc. provides the Company a repair and remanufacturing presence close to many of its customers in the Silicon Valley.

Capital expenditures, including capital assets acquired through leasing arrangements, totaled $4.9 million for the first nine months of 1997 compared with $4.6 million in 1996. Expenditures in the 1997 period were primarily used for improvements and modifications to the Company's information systems.

The Company believes the cash generated from operations, its revolving bank credit facility and equipment financing agreements will be sufficient to meet its 1997 working capital and capital expenditure requirements.

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

                     PC SERVICE SOURCE, INC. AND SUBSIDIARY
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS

         The following exhibits are filed as part of this report:

                  EXHIBIT
                    NO.                   DESCRIPTION
                  -------                 -----------
                    27             Financial Data Schedule

     B.  REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by the Registrant during the three (3) months ended September 30, 1997.

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





                                    PC SERVICE SOURCE, INC.
                                    ---------------------------------------
                                    (Registrant)



November 12, 1997                   /S/  DANNY G. HAIR
                                    ---------------------------------------
                                    Danny G. Hair
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
   NO.            DESCRIPTION
-------           -----------
    27            Financial Data Schedule