Form 10-K405
period 1997-12-31
PC SERVICE SOURCE INC
filed 1998-03-31
CIK 919999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   ------    EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       Registrant's telephone number, including area code: (972) 481-4000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                      5,761,320
         (Title of class)                         (Number of Shares Outstanding
                                                     as of March 20, 1998)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $18,028,316. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers, directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on March 20, 1998, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 5% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997.


================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         PC Service Source, Inc. ("PCSS" or the "Company") is the leading provider of logistics services to the Personal Computer ("PC") hardware repair industry. These logistics services include sourcing and distributing spare parts, inventory management, warranty claims processing, parts remanufacturing and related functions. PCSS is the largest independent distributor of parts used in the repair of PCs in North America, distributing over 330,000 different parts to approximately 20,000 PC service providers ("Service Providers") such as independent service organizations, original equipment manufacturers' service operations and PC resellers. Service Providers purchase replacement parts for the service and repair of PCs and peripherals. These parts may be purchased directly from the Original Equipment Manufacturer ("OEM") or from any of the hundreds of independent distributors, the largest of which is PCSS. The Company currently maintains in its inventory over 23,000 different parts. These parts include printer parts, logic boards, controllers, disk drives, monitors, memory boards, cables and related hardware. PCSS has established vendor relationships for repair parts with over 30 leading OEMs, including AST, Canon, Compaq, Dell, Epson, Exabyte, Hewlett-Packard, IBM, Lexmark, NEC, Okidata, Packard Bell and Toshiba. To complement its distribution operations, PCSS seeks to supply additional value-added services to OEMs and Service Providers to allow OEMs and Service Providers to completely outsource their service logistics functions.

         The foundation of the Company's logistics services is its ability to provide accurate, efficient and rapid delivery of repair parts to its customers. PCSS also offers a wide range of value-added logistics services to Service Providers and OEMs to meet their particular needs. These logistics services include inventory management, parts distribution and sourcing, warranty claims administration, exchanged parts remanufacturing administration, vendor returns, management reporting, and inventory liquidation and consignment. See "Business -- Services."

         PCSS has leveraged its logistics services capabilities and strong vendor relationships to establish outsourcing arrangements with OEMs. Under the terms of an OEM outsourcing arrangement, the OEM may re-route authorized Service Providers, customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. See "Business -- Services."

         PCSS believes an important factor in an OEM's decision to outsource service logistics functions is the extent to which such an arrangement relieves the OEM of functions outside of the OEM's core competencies. These service and warranty logistics areas often include remanufacturing activities. To support this function and encourage OEMs to consider outsourcing functions to PCSS, the Company commenced its own remanufacturing operations through PC Service Source Repair Services ("PCSS Repair Services") during 1995 (formerly known as Cyclix Engineering Corporation). The principal business objective of PCSS Repair Services is to outsource the remanufacturing and component level repair operations of OEMs. PCSS believes its remanufacturing capabilities through PCSS Repair Services are an important aspect of the full range of value-added services it offers to OEMs in an effort to outsource a broader array of the OEM's service and warranty logistics functions.

         The Company's principal executive offices and mailing address are 2350 Valley View Lane, Dallas, Texas 75234, and its telephone number is (972) 481-4000. The Company was incorporated in Delaware in January 1990. PCSS Repair Services, a subsidiary of the Company, was incorporated in Texas in June 1995.

OPERATIONS

         PCSS conducts its parts distribution and processing business principally from its 155,200 square foot distribution center at the Alliance Airport facility located in the Dallas/Fort Worth Metroplex. Recognizing the immediate demands of its service customers, PCSS established an automated and integrated order processing and distribution system which allows the Company to provide efficient and accurate delivery of products on a next day basis. The Company has also established a system of "work cells" for receiving, recording and warehousing daily supply shipments. All parts are bar coded and tracked throughout the facility through radio frequency scanning equipment that is integrated with the Company's computer network. Parts are received daily from OEMs and other suppliers, bar coded and shelved in the Company's warehouse for quick access based on real time daily demand.

         In addition, many PC and peripheral replacement parts are remanufactured from returned goods in need of repair. For example, a part may no longer work because one of its many components is defective. When a Service Provider purchases a replacement for a defective part, the defective part ("core") may often be returned for credit. The core may then be repaired and resold as a remanufactured part. Service Providers often prefer lower cost remanufactured parts because they have performance specifications equivalent to newly manufactured parts. This aspect of the PC parts business requires that the Company distribute new or remanufactured parts to its customers, collect broken but repairable parts and then administer the remanufacturing of those parts which are offered for resale. Therefore, unlike many distribution businesses, products flow to and from the Company and its customers, and to and from its suppliers. In addition to new parts being received and shelved daily, cores are also received daily from customers, sorted and distributed to the Company's remanufacturing subcontractors, including PCSS Repair Services. Following the remanufacturing of a core, it is bar coded and replaced in inventory.

         Under the terms of the Company's OEM outsourcing arrangements, the OEMs re-route calls from authorized service providers, customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. Typically, when an OEM receives a call from an authorized Service Provider, customer or dealer for a warranty or non-warranty part, the OEM will re-route the call via a dedicated T-1 line directly to the Company's call center for handling and order processing. Service Providers and other customers of the Company can make purchases 24 hours a day, 365 days a year by credit card, cash on delivery, or, for approved accounts, by open account. Service Providers typically call an account representative, toll free (1.800.PCPARTS) to place orders for next day delivery.

         Utilizing its high capacity Computer Telephony Integrated ("CTI") system, the Company's call center automatically routes customer calls, including calls re-routed to the Company by an OEM, to the appropriate account representative. Each account representative has a work station that provides access to the Company's information system, through which the account representative may retrieve detailed information about accounts, products, inventory, shipping and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a substantial majority of parts in inventory from the account representative's work station and fax the image to the Service Provider to confirm the identification of the ordered part. Once the order is placed, the account representative immediately transmits the order to the distribution center where the part is picked, packed and shipped in accordance with the Service Provider's request, usually the same day the order is placed.

         Service Providers may also place orders directly over the Internet through PC SERVICENET(R). PC SERVICENET, located on the Internet at http://www.pcservice.com/partsnet.htm, provides customers with an Internet web-based real-time purchasing and ordering system, which enables customers to place an order electronically, check parts availability and pricing, and the status of pending orders. Because many of the Company's customers are familiar with and have ready access to the Internet, the Company has expanded its Internet customer service functions to include additional features, such as warranty processing programs.

SERVICES

         The Company offers a wide range of value-added logistics services to Service Providers and OEMs. These services capabilities, in combination with the Company's core distribution expertise, effectively allow PCSS to become the spare parts department for its customers. PCSS offers these logistics services in two formats, Service Provider alliances and OEM outsourcing arrangements, each based on the demands of its customers. In 1997, Service Provider alliances and OEM outsourcing arrangements generated 10% and 14% of the Company's total revenues, respectively.

         Service Provider Alliances. Typically, a substantial portion of a Service Provider's cost structure is attributable to parts inventory ownership and logistics management for these materials. The Company offers a range of services directed at minimizing this cost burden of the Service Provider. These support services include inventory management, parts sourcing, warranty claims administration, vendor returns, management reporting and inventory liquidation and consignment. Because this type of support generally requires a high level of process integration between the Service Provider and the Company, the Company seeks to provide these services through long term alliances. Under these arrangements, the Company becomes the primary source of specified parts for the Service Provider. The Service Provider benefits from this alliance with the Company because these value-added services decrease the Service Provider's inventory carrying costs, improve service and permit the Service Provider to devote less of its capital to these business functions.

         The Company has entered into Service Provider alliances with CompUSA, Computer City, EnPointe Technologies, TSS and Vanstar, among others. Generally, these types of arrangements may be terminated by either party at any time, but the Company enters into Service Provider alliances with the expectation that these arrangements will lead to long-term relationships or contracts with those parties.

         OEM Logistics Outsourcing. PCSS seeks arrangements with OEMs of PCs and peripherals to handle a defined portion of the related parts distribution and warranty processing functions. Under the terms of such an OEM outsourcing arrangement, the OEM directs some or all of its customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. PCSS believes these arrangements benefit OEMs by reducing infrastructure needs, reducing the amount of capital committed by the OEM to the non-core segments of its business and improving customer service and responsiveness. The Company believes that as a specialist in managing the key business functions associated with parts distribution, which includes its expertise in two-way distribution logistics, the Company is able to provide parts and related logistics services at lower costs and greater reliability than manufacturers themselves can provide such services. The Company has entered into arrangements with OEMs such as AST, Compaq, Dell, Exabyte, NEC, Packard Bell and Toshiba for handling limited functions for those OEMs. These arrangements may generally be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships or contracts with these parties.

         Remanufacturing. In June 1995, PCSS established PCSS Repair Services, a provider of parts remanufacturing outsourcing services, to further enhance the broad array of logistics services offered by the Company to its OEM customers. In August 1997, PCSS Repair Services acquired the remanufacturing operations of Hi-Tek Services, Inc., a California Corporation ("Hi-Tek"), a component repair operation strategically located near California's Silicon Valley. The Company conducts all of its remanufacturing and component repair operations through PCSS Repair Services.

         PCSS believes that its remanufacturing capabilities through PCSS Repair Services are an important aspect of the full range of value-added services it offers to OEMs in an effort to outsource larger functions of the OEM's service and warranty logistics functions. Remanufacturing involves the component level repair of defective parts (cores) returned for exchange credit by Service Providers, as well as upgrading the parts to the most recent technical specification set by the OEM. PCSS Repair Services has entered into remanufacturing arrangements with Compaq, Gateway and Hitachi for the repair of main logic boards. PCSS Repair Services also remanufactures personal computer equipment for OEMs. These arrangements may generally be terminated by either party at any time, but the Company enters into them with the expectation that these arrangements will lead to long-term relationships or contracts with those parties.

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

         The Company maintains a sophisticated call center utilizing an Aspect switch, which is integrated with the Company's information system. The information system is a Unix server based Hewlett-Packard 9000 T-500 running an Informix database program customized to the Company's requirements. The CTI system is an essential element of the call center's operation, automatically routing customer calls to the appropriate account representative, providing the account representative with all account information relevant to the call being answered and monitoring information which is used by management to improve efficiency and customer services. The Company compiles and analyzes data on, among other things, the amount of time a customer waits until the customer's call is answered, the accuracy of information conveyed by account representatives, the number of sales lost due to unavailability of parts, inventory levels, as well as the status of any particular shipment. During 1997, the call center handled more than 2,200,000 calls, allowing PCSS to ship approximately 834,000 packages. Each account representative has a work station that provides access to the Company's information system, through which the account representative may retrieve detailed information about customers, products, inventory, shipping, and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a substantial majority of parts in inventory from the account representative's work station and fax the image to the customer to confirm the identification of the ordered part.

         PCSS has also developed capabilities which allow pre-approved customers to place orders electronically, reducing the order processing costs for both the Company and the customer. The Company believes that this capability will increasingly become a requirement by many customers and some suppliers and, accordingly, the Company will continue to invest in enhancing those capabilities.

         The Company has completed the process of assessing its main operating system software and call center software for Year 2000 compliance and determined that each of those applications is Year 2000 compliant. The Company is in the process of assessing all of its other software applications to determine if such applications are Year 2000 compliant. The Company anticipates that it will have completed this assessment by the end of 1998 and is currently unaware of any material Year 2000 issues. Although the Company may incur some expenses in connection with assessing and, if necessary, modifying its software applications to make them Year 2000 compliant, in the opinion of management, any such expenses related to any issues are not expected to have a material adverse effect on the Company's business, financial condition or results of operation. See Note 1 to Notes to Consolidated Financial Statements.

SALES AND MARKETING

         The Company views service spare parts distribution as a value-added service business. As such, sustaining the growth of the Company is dependent upon building and maintaining relationships and loyalties with Service Providers as well as OEMs. The Company maintains a Service Provider sales force. Each field sales representative is located in a major metropolitan area and works as a team with inside sales representatives to cover a designated geographical territory. Major account managers are assigned to maintain relationships with the Company's largest national accounts and are assigned other accounts based on the customers' market segment. The Company also has a separate sales force focusing on OEM outsourcing arrangements. The Company's sales representatives visit major OEMs, Service Providers and attend various trade shows.

         The Company regularly advertises its parts and services in recognized trade magazines, participates at trade shows, distributes news releases, publishes a quarterly customer newsletter and makes direct mailings to potential customers. Customers rely upon the Company's advertisements, newsletters and frequent mailings as a source for product information, including pricing. In addition, the Company maintains a presence on the world-wide web at http://www.pcservice.com. The Company has registered its PC SERVICESOURCE(R), its RIGHT PARTS RIGHT NOW(R) and its PC SERVICENET(R) marks and related design service marks. The Company also conducts customer satisfaction surveys and purchases market research data to maintain continuous insight into marketplace trends and requirements.

         The Company provides comprehensive training to its sales and account representatives regarding technical characteristics of products and the Company's policies and procedures. Each new account representative attends a four-week course given by the Company. In addition, the Company's ongoing training program for sales and account representatives is supplemented by product seminars offered by OEMs.

CUSTOMERS AND SUPPLIERS

         PCSS sells parts to customers throughout the United States, Canada and in Latin America, as well as in other countries. In 1997, international sales accounted for approximately 5% of the Company's net revenues. In 1997, no customer of the Company accounted individually for more than 10% of the Company's net revenues. The Company sells a variety of parts to approximately 20,000 Service Providers, including Ameridata, Best Buy, Decision One, IBM
(MVAS), Tandy Services and Unisys. In addition, the Company has entered into Service Provider alliances with CompUSA, Computer City, En Pointe Technologies, TSS and Vanstar, among others. PCSS also entered into outsourcing arrangements with OEMs, such as AST, Compaq, Dell, NEC, Packard Bell and Toshiba to outsource various service logistics functions. See "Business -- Services." These arrangements with Service Providers and OEMs may generally be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships or contracts with these parties.

         The Company depends on numerous suppliers (including more than 30 leading OEMs) to provide the Company with the parts it sells. During 1997, the sale of Canon, Hewlett-Packard and Compaq parts accounted for approximately 14%, 12% and 11%, respectively, of the Company's total net revenues. No other supplier provided parts accounting for more than 10% of the Company's net revenues. There are generally no long-term supply agreements governing the Company's relationships with its major suppliers. The Company's primary supply arrangements are thus subject to termination or curtailment at any time, with little or no advance notice. Although management expects no such loss to occur, the refusal or inability of any major manufacturer to ship to the Company, or an increase in prices charged to the Company as compared to the prices charged by such manufacturers to Service Providers, could have a material adverse effect on the Company.

COMPETITION

         The Company is the leading provider of logistics services to the PC repair and maintenance industry. These logistics services include distribution and sourcing of spare parts, inventory management, warranty claims, parts remanufacturing and related functions. Management believes that the Company is the largest independent distributor of parts used in the repair of PCs in North America, distributing over 330,000 different parts for PCs (of which it maintains over 23,000 in its inventory) to approximately 20,000 service and maintenance providers.

         The market for the Company's products is large but fragmented. Competition in the industry is widespread and comes from other independent distributors (including various small independents) that are not affiliated with an OEM, as well as from the OEMs themselves. When OEMs act as distributors, they typically distribute only their own products. Independent distributors typically distribute a variety of manufacturers' parts. Among the Company's major independent competitors are Aurora Electronics and The Cerplex Group, both of which recently announced an agreement to merge the two companies. Certain of these competitors, such as the OEMs, are large and have substantially greater financial and other resources than the Company.

         The Company believes that its growth is attributable to its ability to consistently process customer orders and supply needed parts on demand, with rapid delivery, and at competitive prices. Management believes that these competitive factors will continue to govern customer decisions in the foreseeable future.

EMPLOYEES

         As of March 1, 1998, the Company had 726 full time employees, of which 191 were in the customer service center, 145 were in administration, 72 were in sales, 190 were warehouse services and 127 were engineers or technicians. The Company is not party to any collective bargaining agreement and believes relations with its employees are good.

GOVERNMENT REGULATION

         The Company is subject to various federal, state and local laws and regulations relating to worker safety and health, environmental regulations, and other matters applicable to businesses in general. The Company does not believe that these regulations as currently in effect have a material effect on its business.

ITEM 2.  PROPERTIES.

         All but one of the Company's properties are located within the Dallas/Fort Worth Metroplex area. In 1995, the Company entered into a 10-year office lease in Dallas, Texas. The Company leases approximately 82,250 square feet in this facility which houses the Company's corporate offices, account representatives and information systems. The Company has the option to terminate the lease during the fifth year of the lease and the option to renew the lease for an additional 5-year term.

         In 1995, the Company entered into a 10-year build-to-suit lease for a 155,200 square foot distribution center near the Alliance Airport, out of which orders are received, processed and shipped. The Company has a build-to-suit lease option for an additional 100,000 square feet at that location.

         The Company has a lease that expires in June 2001, for a 51,500 square foot facility in Dallas, Texas which houses the remanufacturing operations of PCSS Repair Services. The Company has the option to renew the lease for an additional 3-year term.

         In August 1997, the Company acquired a 50,460 square foot facility in Hayward, California in connection with PCSS Repair Services' acquisition of Hi-Tek. See "Business -- Services." This facility is used for the west coast operations of PCSS Repair Services. At the time of the acquisition, the Company agreed to enter into a sale-leaseback arrangement for this facility with the former principal stockholder of Hi-Tek. This agreement is subject to certain conditions, including the former principal shareholder's ability to secure adequate financing, and expires in August 1998. Under the terms of the agreement, the Company would enter into a 5-7 year lease for this facility. The Company intends to enter into a similar sale-leaseback arrangement with another party if the transaction with the former principal Hi-Tek shareholder has not been consummated by August 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject to various pending and threatened litigation from time to time in the ordinary course of business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PCSS."

         For the periods indicated below, the following table sets forth the high and low closing prices of the Company's common stock as reported on Nasdaq.


        FISCAL 1997                                    HIGH               LOW
        -----------                                    ----               ---
        January 1-March 31......................       $9.88              $6.13
        April 1-June 30.........................        8.25               5.50
        July 1-Sept. 30..........................       8.00               6.00
        Oct. 1-Dec. 31..........................        6.50               4.78


         As of March 20, 1998, there were 98 record holders of the Company's common stock. The Company estimates that there were approximately 2,100 beneficial owners of its common stock as of the same date. The Company has not declared or paid any cash dividends on the common stock since its organization. Under the terms of the Company's revolving bank line of credit, the Company's ability to pay cash dividends to its stockholders is restricted.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial information regarding the Company's financial position and operating results for the five-year period ended December 31, 1997, are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

                    (In thousands, except per share amounts)


  OPERATING RESULTS:                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                      1997         1996         1995             1994          1993
                                                    --------     --------     --------         --------      --------
Net revenues ..................................     $131,843     $110,146     $ 68,690         $ 42,267      $ 24,110
Cost of revenues ..............................       94,159       78,001       49,766           30,171        17,592
                                                    --------     --------     --------         --------      --------
   Gross margin ...............................       37,684       32,145       18,924           12,096         6,518
Operating Expenses:
   Selling, general and administrative ........       33,271       26,457       17,241            8,746         4,656
   Loss incurred from terminated supply
   agreement(1) ...............................         --           --          1,935             --            --
   Depreciation and amortization ..............        3,504        2,151        1,510              384           138
                                                    --------     --------     --------         --------      --------
         Total operating expenses .............       36,775       28,608       20,686            9,130         4,794
                                                    --------     --------     --------         --------      --------
   Earnings (loss) from operations ............          909        3,537       (1,762)           2,966         1,724
Net interest expense (income) .................          739          577          473             (115)          177
                                                    --------     --------     --------         --------      --------
   Earnings (loss) before income taxes ........          170        2,960       (2,235)           3,081         1,547
Income tax expense (benefit) ..................           64        1,089         (730)           1,186           587
                                                    --------     --------     --------         --------      --------
    Net earnings (loss) .......................          106        1,871     $ (1,505)           1,895           960
                                                    ========     ========     ========         ========      ========
Earnings (loss) per common share - basic(3)....     $   0.02     $   0.38     $  (0.39)        $   0.52      $   1.08
Earnings (loss) per common share - diluted(3)..     $   0.02     $   0.35     $  (0.39)        $   0.46      $   0.30
Weighted average common shares
    outstanding - basic .......................        5,750        4,970        3,900            3,631           890
Weighted average common shares
    outstanding - diluted .....................        5,882        5,285        3,900            4,103         3,373



BALANCE SHEET DATA:                                                     DECEMBER 31,
                                                     --------------------------------------------------
                                                      1997         1996        1995        1994    1993
                                                      ----         ----        ----        ----    ----
Working capital                                      23,737     23,494     15,310     10,702      4,164
Total assets                                         55,158     50,174     33,127     20,015      7,567
Long-term debt, excluding convertible debt(2)         8,695      3,059     10,165        873      1,610
Stockholders' equity, including convertible debt     32,334     32,196     11,603     13,081      3,312


----------

(1) 1995 results include a non-recurring, pre-tax charge of $1.9 million related to the supply agreement with Intelogic Trace, Inc. ("Intelogic") which was terminated in connection with the bankruptcy of Intelogic. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) CompuCom Systems, Inc. ("CompuCom") held $1.5 million of convertible debt in the Company during 1993. In January 1994, CompuCom converted that debt into 2,000,000 shares of Common Stock. Since that time, CompuCom has sold most of that Common Stock under Rule 144 promulgated under the Securities Act of 1933, as amended, and in connection with the Company's May 1996 public offering of Common Stock. CompuCom currently holds less than 5% of the Company's outstanding Common Stock.

(3)  All per share date retroactively changed per SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

      In a study published by Dataquest in December 1997, the U.S. computer, peripheral and printer spare parts market, exclusive of extended maintenance contracts and manufacturer warranty transactions, was estimated to have declined approximately 7% during 1997. This market is a significant contributor to the Company's revenue stream. In a difficult year for the service logistics industry, the Company managed to grow revenues and gain market share. The Company's technologically advanced call center and distribution center make it a logical alternative for OEMs and Service Providers looking to outsource their service logistics functions. During 1997, PCSS entered into a number of new relationships with both OEMs and new Service Providers. Examples of these new relationships include OEMs Dell and Overland Data and Service Providers TSS and Vanstar. While the revenue and profit contributions of these new relationships were not fully realized during 1997, PCSS believes the establishment of such relationships will have a positive impact on the Company in addition to providing highly visible market acceptance of its business model. During 1997, the Company began implementation of several productivity enhancement programs, including a new warehouse management system and call center monitoring system. These programs will expand the Company's capabilities enabling it to continue to attract new customers while improving its business model.

      The Company continues to believe that its remanufacturing capabilities through PCSS Repair Services (formerly known as Cyclix Engineering Corporation) are an important aspect of the full range of value-added services which it offers to OEMs. PCSS Repair Services' revenue grew 175% from 1996 to 1997, but was not profitable for the whole year, although the business broke even in the fourth quarter of 1997. Typical of similar remanufacturing operations, PCSS Repair Service's financial operating model is expected to result in higher gross margins and higher operating costs than the Company's distribution operations. As the remanufacturing operation grows as a percentage of the Company's overall business mix, this different operating model will have an increasing impact on the Company's consolidated income statement and operating margins. In August 1997, PCSS Repair Services acquired the remanufacturing operations of Hi-Tek Services, Inc. ("Hi-Tek"), a component repair operation strategically located near California's Silicon Valley.

      The Company recorded net earnings of $106,000, or $0.02 per diluted common share for the year ended December 31, 1997 compared with net earnings of $1,871,000, or $.35 per share for the same period in 1996. Management continues to pursue its goal of making PCSS the distribution hub between OEMs and Service Providers by expanding its OEM outsourcing arrangements and capacity. Although no assurances can be given, the Company believes that expansions in OEM arrangements will increase the Company's net revenues and earnings.

RESULTS OF OPERATIONS

     The following table displays the Company's statements of operations as a percentage of net revenues for the three years ended December 31, 1997:

                                              1997        1996        1995
                                             ------      ------      ------
Net revenues                                  100.0%      100.0%      100.0%
Cost of revenues                               71.4        70.8        72.5
                                             ------      ------      ------
     Gross margin                              28.6        29.2        27.5
                                             ------      ------      ------

Operating expenses:
     Selling, general and administrative       25.2        24.0        25.1
     Loss incurred from terminated
       supply agreement                        --          --           2.8
     Depreciation and amortization              2.7         2.0         2.2
                                             ------      ------      ------
                                               27.9        26.0        30.1
                                             ------      ------      ------
     Earnings (loss) from operations            0.7         3.2        (2.6)

Net interest expense                            0.6          .5          .7
                                             ------      ------      ------
     Earnings (loss) before income taxes        0.1         2.7        (3.3)
Income taxes (benefit)                         --           1.0        (1.1)
                                             ------      ------      ------
     Net earnings (loss)                        0.1%        1.7%       (2.2)%
                                             ======      ======      ======


YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     The Company recognized nearly a 20% increase in net revenues for the year ended December 31, 1997, with $131.8 million in revenues compared to $110.1 million for the year ended December 31, 1996. All components of revenue contributed to the increase. General parts distribution, OEM outsourcing arrangements, remanufacturing and Service Provider alliances represented 63%, 14%, 13%, and 10% of annual revenues, respectively.

     Gross margin as a percentage of net revenues declined from 29.2% in 1996 to 28.6% in 1997. The reduction in gross margin as a percentage of revenues was due to a decision to reduce the number of parts offered for sale on an exchange basis from approximately 9,000 skus to less than 1,500 skus. This shift was made in recognition of the improvements made in the Company's programs to acquire remanufactured, or used parts, as many of the parts formerly offered for sale as an exchange are now available as a remanufactured part. The gross margin decline resulted from the inventory value of the exchange parts, many of which were new when acquired, being substantially in excess of their market value as a remanufactured part. Had this shift in inventory product mix not taken place, gross margin as a percentage of revenue would have been consistent with 1996.

     Selling, general and administrative (SG&A) expenses as a percentage of net revenues rose from 24% in 1996 to 25.2% in 1997. The primary reasons for this increase were the hiring, training and development of personnel needed to support the increase in business mainly in the call center and distribution center, and additions to senior management necessary to grow and improve the business. Management does not believe this level of SG&A is appropriate over the long term. However, to meet expected revenue growth PCSS must hire associates in anticipation of additional revenue as the period to recruit, hire and train account representatives can be six weeks or more. The Company experienced fluctuating average daily revenues throughout 1997 which made forecasting revenue, as well as required manning, difficult. PCSS is pursuing a number of productivity initiatives to lower SG&A as a percent of revenues in 1998, including a new warehouse management system, expected to be operational in the first quarter, a call center activity monitoring system and a review of the Company's various customer programs to discontinue those which do not generate an appropriate profit margin.

     Depreciation and amortization increased as a percentage of net revenues to 2.7% in 1997 compared to 2.0% in 1996. This increase was due to recognizing a full years depreciation on the significant capital expenditures made in 1996 and 1997.

     Interest expense (net) increased slightly in 1997 to .6% of net revenues over .5% of net revenues in 1996. The increase is attributable to greater borrowings in 1997.

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

     The gross margin percentage increased in 1996 to 29.2% from 27.5% in 1995. Because the gross margin is different for each line of computer spare parts which the Company sells, changes in the mix of parts sold by the Company during a particular period affect the Company's gross margin. The increase in gross margin experienced in 1996 was a result of favorable variations in the mix of parts sold during the year, as well as improved margins for parts sold on exchange, improvements in pricing and purchasing, and the fact that PCSS Repair Services had slightly higher margins than the remainder of the Company's business.

     SG&A as a percentage of net revenue decreased from 27.9% in 1995 to 24% in 1996. The primary reason for this decrease in 1995 was that the Company incurred a significant charge (2.8% of revenues) in connection with the termination of the Company's outsourcing agreement with Intelogic and the bankruptcy and liquidation of Intelogic, with no related Intelogic revenues in the last three quarters of 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently maintains a revolving bank line of credit which provides for borrowings of up to a maximum of $20 million. The Company's available borrowing capacity at December 31, 1997, was approximately $14.5 million. The line is collateralized by substantially all of the assets of the Company and matures in June 1999. The Company may request that the maturity date be extended annually after June 1999 for additional one-year periods with the prior written consent of all lenders. As of the quarter ended December 31, 1997, the Company was not in compliance with the financial covenants under its revolving credit facility. The Company has received a waiver from its lenders with respect to the covenants and has negotiated the terms of an amendment to this facility which contains revised financial covenants. The Company expects to be in compliance with its financial covenants throughout 1998.

     The Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, subordinated debt, equity financing and internally generated funds. Cash provided by operating activities during the year ended December 31, 1997 was $3 million compared with cash used in operating activities of $4.3 million in 1996. The change in cash used in operating activities to cash provided by operating activities is due to lower working capital requirements as a result of improved operating efficiencies experienced through inventory management.

      Cash used in investing activities was $7.5 million for the year ended December 31, 1997. During the third quarter of 1997, the Company, through PCSS Repair Services, acquired the remanufacturing and repair operations of Hi-Tek. Capital expenditures, including capital assets acquired through leasing arrangements, totaled $6.4 million, $6.1 million and $5.5 million in 1997, 1996 and 1995, respectively. Capital expenditures during 1997 included improvements to the Company's management information systems, furniture and fixtures, and leasehold improvements in the Company's corporate headquarters and distribution facility. The Company anticipates capital expenditures of approximately $3 to $4 million in 1998 for improvements and modifications to the Company information systems and warehouse equipment. The Company believes these expenditures are required to support and manage future growth of its business.

     The Company believes that its balances of cash and cash equivalents and its borrowing capability, together with equipment financing related to capital expenditures for the purchase of equipment, will be sufficient to meet its 1998 working capital and capital expenditure requirements

EFFECTS OF INFLATION

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This statement is effective for the Company on December 1, 1998. The Company will be required to separately disclose the components of comprehensive income listed above.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will be required to adopt SFAS 131 on December 1, 1998. Currently, the Company anticipates that only the results of its remanufacture and repair operations in the event that they become material will be required to be separately disclosed from operations under the reporting guidelines of SFAS 131.

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

     These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new, and the non-termination of, existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient purchasing of parts and processing of sales orders; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

     In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward- looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Consolidated Financial Statements together with the report thereon of KPMG Peat Marwick LLP are included in this report commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information set forth under the heading "Election of Directors" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information set forth under the heading "Executive Compensation" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information set forth under the headings "Election of Directors -- Board Meetings and Committees of the Board," "Election of Directors -- Compensation of Directors" and "Certain Transactions" of the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements of the Company and its subsidiaries are filed as a part of this report:

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report....................................................................................F-1
Consolidated Balance Sheets - December 31, 1997 and 1996........................................................F-2
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1997.......................................................................................F-4
Consolidated Statements of Stockholders' Equity -- For the Three Years
  Ended December 31, 1997.......................................................................................F-5
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1997.......................................................................................F-6
Notes to Consolidated Financial Statements......................................................................F-7

         The following consolidated financial statement schedule of the Company is filed as a part of this report:

FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
                                                                                                               ----

Schedule II -- Valuation and Qualifying Accounts -- For the Three Years Ended December 31, 1997............... F-17

         All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.

The following exhibits are filed as a part of this report:

Exhibit
Number                   Exhibit
------                   -------

3.1+++                   Restated Certificate of Incorporation of the Company

3.2++                    Amended and Restated Bylaws of the Company

4+                       Specimen Certificate evidencing Common Stock

10.1*                    Credit Agreement among the Company,
                         certain lenders and NationsBank of
                         Texas, N.A., as administrative
                         lender, as amended

10.2++++                 Stock Option Plan, including form of Stock Option
                         Agreements, as amended

10.3++++                 Director Compensation Plan

10.4+++++                Employee Stock Purchase Plan

21*                      Subsidiaries of the Company

23*                      Consent of KPMG Peat Marwick LLP

27*                      Financial Data Schedule

----------

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 4, 1994, and declared effective on March 28, 1994.
++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
++++ Previously filed as an exhibit to the Company's report on Form 10K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
+++++ Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
*         Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PC SERVICE SOURCE, INC.


March 30, 1998                              By: /s/ Mark T. Hilz, President
                                               ---------------------------------
                                               Mark T. Hilz, President and
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


         Signature                                   Capacity
         ---------                                   --------

/s/ Mark T. Hilz                            President, Director
-----------------------------------         (Principal Executive Officer)
    Mark T. Hilz


/s/ Avery More                              Chairman of the Board, Director
-----------------------------------
    Avery More


/s/ Garold E. Swan                          Senior Vice President and Chief Financial Officer
-----------------------------------         (Principal Financial and Accounting Officer)
    Garold E. Swan


                                            Director
-----------------------------------
    Morti Tenenhaus


/s/ Philip Wise                             Director
-----------------------------------
    Philip Wise


                                            Director
-----------------------------------
    Robert Leff


/s/ Edward Raymund                          Director
-----------------------------------
    Edward Raymund


/s/ Jay Haft                                Director
-----------------------------------
    Jay Haft


                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
PC Service Source, Inc.:


We have audited the accompanying consolidated balance sheets of PC Service Source, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with the audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC Service Source, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  KPMG Peat Marwick LLP



Dallas, Texas
February 13, 1998

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997 and 1996
(In thousands, except share and per share amounts)

                                        Assets                             1997          1996
                                                                         --------      --------
Current assets:
   Cash and cash equivalents                                             $    717      $  3,650
   Accounts receivable, less allowance for doubtful accounts of $977
     and $384 at December 31, 1997 and 1996, respectively                  15,973        12,978
   Inventories                                                             17,511        19,590
   Income taxes receivable                                                    668          --
   Deferred income taxes                                                    1,190           866
   Other current assets                                                     1,098           763
                                                                         --------      --------
                  Total current assets                                     37,157        37,847
                                                                         --------      --------

Property and equipment:
   Computer equipment                                                      13,612         8,779
   Furniture and fixtures                                                   5,660         4,295
   Leasehold improvements                                                   1,284         1,115
                                                                         --------      --------
                                                                           20,556        14,189
   Accumulated depreciation and amortization                               (7,030)       (3,771)
                                                                         --------      --------
                  Net property and equipment                               13,526        10,418
                                                                         --------      --------

Goodwill, net of accumulated amortization of
   $222 and $53 at December 31, 1997 and 1996
   respectively                                                             3,206         1,612
Other assets, net                                                           1,269           297
                                                                         --------      --------
                                                                         $ 55,158      $ 50,174
                                                                         ========      ========

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
December 31, 1997 and 1996
(In thousands, except share and per share amounts)

                         Liabilities and Stockholders' Equity                1997          1996
                                                                           --------      --------
Current liabilities:
   Accounts payable                                                        $  8,864      $  7,821
   Accrued liabilities                                                        3,403         2,600
   Income taxes payable                                                        --              38
   Revolving line of credit                                                    --           3,053
   Current portion of obligations under capital leases                        1,153           841
                                                                           --------      --------
                  Total current liabilities                                  13,420        14,353
                                                                           --------      --------


Long-term debt - revolving line of credit                                     5,535          --

Obligations under capital leases, excluding current portion                   3,160         3,059


Deferred income taxes                                                           709           566

Commitments                                                                    --            --

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized 5,000,000 shares;
     none issued                                                               --            --
   Common stock, $.01 par value.  Authorized 20,000,000 shares; issued
     5,891,082 and 5,879,582 shares at December 31, 1997 and 1996,
     respectively                                                                59            59
   Additional paid-in capital                                                30,978        30,946
   Retained earnings                                                          3,087         2,981
   Less treasury stock, at cost,  (132,762 common shares)
                                                                             (1,790)       (1,790)
                                                                           --------      --------
                  Total stockholders' equity                                 32,334        32,196
                                                                           --------      --------
                                                                           $ 55,158      $ 50,174
                                                                           ========      ========



See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 1997, 1996 and 1995
(In thousands, except per share amounts)

                                                        1997         1996         1995
                                                      --------     --------     --------
Net revenues                                          $131,843     $110,146     $ 68,690

Cost of revenues                                        94,159       78,001       49,766
                                                      --------     --------     --------
                  Gross margin                          37,684       32,145       18,924
                                                      --------     --------     --------

Operating expenses:
   Selling, general and administrative                  33,271       26,457       17,241
   Loss incurred from terminated supply agreement         --           --          1,935
   Depreciation and amortization                         3,504        2,151        1,510
                                                      --------     --------     --------
                                                        36,775       28,608       20,686
                                                      --------     --------     --------
   Earnings (loss) from operations                         909        3,537       (1,762)


Net interest expense                                       739          577          473
                                                      --------     --------     --------
   Earnings (loss) before income taxes                     170        2,960       (2,235)


Income tax expense (benefit)                                64        1,089         (730)
                                                      --------     --------     --------
   Net earnings (loss)                                $    106     $  1,871     $ (1,505)
                                                      ========     ========     ========

Earnings (loss) per share:
   Basic                                              $    .02     $    .38     $   (.39)
                                                      ========     ========     ========
   Diluted                                            $    .02     $    .35     $   (.39)
                                                      ========     ========     ========

Weighted average common shares outstanding:
   Basic                                                 5,750        4,970        3,900
                                                      ========     ========     ========
   Diluted                                               5,882        5,285        3,900
                                                      ========     ========     ========



See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Years ended December 31, 1997, 1996 and 1995
(In thousands, except share amounts)


                                               Common stock          Additional                                   Total
                                               --------------         paid-in      Retained       Treasury      stockholders'
                                         Shares         Amount        capital      earnings        stock           equity
                                         ------         ------       ----------    ---------      --------      -------------
Balances at December 31, 1994            3,893,000     $      39     $  10,427     $   2,615      $    --        $  13,081
   Issuance of common stock                  1,000          --              10          --             --               10
   Exercise of common stock options         61,371             1            57          --              (41)            17
   Net loss                                   --            --            --          (1,505)          --           (1,505)
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balances at December 31, 1995            3,955,371            40        10,494         1,110            (41)        11,603
   Issuance of common stock              1,439,000            14        18,531          --             --           18,545
   Exercise of common stock options        150,129             2           442          --             (267)           177
   Exercise of common stock warrants       335,082             3         1,479          --           (1,482)          --
   Net earnings                               --            --            --           1,871           --            1,871
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balances at December 31, 1996            5,879,582            59        30,946         2,981         (1,790)        32,196
   Issuance of common stock                  1,500          --              10          --             --               10
   Exercise of common stock options         10,000          --              22          --             --               22
   Net earnings                               --            --            --             106           --              106
                                         ---------     ---------     ---------     ---------      ---------      ---------
Balances at December 31, 1997            5,891,082     $      59     $  30,978     $   3,087      $  (1,790)     $  32,334
                                         =========     =========     =========     =========      =========      =========



See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 1997, 1996 and 1995
(In thousands)

                                                                         1997          1996          1995
                                                                         ----          ----          ----
Cash flows from operating activities:
   Net earnings (loss)                                               $    106      $  1,871      $ (1,505)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization                                    3,504         2,151         1,510
       Deferred income taxes                                             (181)          753          (767)
       Loss incurred from terminated supply agreement                      -             -           1,935
         Stock issuance for directors' compensation                        10            24            10
       Other, net                                                        (360)         (195)         (317)
       Changes in operating assets and liabilities:
         Accounts receivable                                           (2,995)       (2,727)       (5,280)
         Inventories                                                    2,079        (5,913)       (5,299)
         Other current assets                                            (335)          (51)         (472)
         Accounts payable                                               1,043        (1,055)        5,765
         Accrued liabilities                                              803           697           682
         Income taxes receivable/payable                                 (706)          118          (485)
         Payable to Intelogic Trace                                        -             -         (1,200)
                                                                     --------      --------      --------
             Net cash provided by (used in) operating activities        2,968        (4,327)       (5,423)
                                                                     --------      --------      --------

Cash flows from investing activities:
   Capital expenditures                                                (4,999)       (3,244)       (4,810)
   Acquisition of noncash net assets                                   (2,451)       (1,975)           -
                                                                     --------      --------      --------
              Net cash used in investing activities                    (7,450)       (5,219)       (4,810)
                                                                     --------      --------      --------

Cash flows from financing activities:
   Net revolving debt borrowings (payments)                             2,482        (5,881)        8,934
   Principal payments under capital lease obligations                    (955)         (454)         (217)
   Net proceeds from public offering                                       -         18,521           -
   Proceeds from exercise of common stock options                          22           177            17
                                                                     --------      --------      --------
             Net cash provided by financing activities                  1,549        12,363         8,734
                                                                     --------      --------      --------

Net increase (decrease) in cash and cash equivalents                   (2,933)        2,817        (1,499)
Cash and cash equivalents at beginning of year                          3,650           833         2,332
                                                                     --------      --------      --------
Cash and cash equivalents at end of year                             $    717      $  3,650      $    833
                                                                     ========      ========      ========

Supplemental cash flow disclosures:
   Interest paid                                                     $    612      $    545      $    332
                                                                     ========      ========      ========
   Income taxes paid, net                                            $    856      $    225      $    508
                                                                     ========      ========      ========


See accompanying notes to consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Description of Business

              PC Service Source, Inc. and Subsidiaries (the Company) are suppliers of parts used in the repair of personal computers and associated peripherals and services to the personal computing service industry.

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

       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts of PC Service Source, Inc. and its majority owned subsidiaries. The minority interest in the results of operations and net assets of the subsidiaries is not material. All significant intercompany balances and transactions have been eliminated in consolidation.

       (c)    Cash and Cash Equivalents

              The Company considers all highly liquid cash investments with original maturities of three months or less to be cash equivalents.

       (d)    Inventories

              Inventories are stated at the lower of average cost or market and consist primarily of new and remanufactured personal computer parts.

       (e)    Property and Equipment

              Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining term of the lease.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


       (f)    Goodwill

              Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years.

       (g)    Revenue Recognition

              Revenue is recognized upon shipment with provisions made for anticipated returns.

       (h)    Advertising Costs

              Advertising costs are expensed as incurred. Advertising costs amounted to $1,266, $1,399 and $1,142 in 1997, 1996 and 1995,
              respectively.

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

       (j)    Earnings per Share

              The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share in the fourth quarter of 1997. This statement requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is not presented for 1995 because the impact of common stock equivalents was antidilutive. The Company has restated all earnings (loss) per share calculations to reflect the adoption of SFAS 128.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)

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

       (l)    Impairment of Long-Lived Assets and Long-Lived Assets to Be
              Disposed Of

              The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (m)    Noncash Financing and Investing Activities

              Capital lease obligations of $1,368, $2,866 and $723 were incurred for computer equipment and furniture and fixtures in 1997, 1996 and 1995, respectively.

              In 1996, 128,038 shares of treasury stock were acquired upon the exercise of stock options and warrants. In 1995, 4,724 shares of treasury stock were acquired upon the exercise of stock options.

              In 1997, 1996 and 1995, 1,500, 1,500 and 1,000 shares of common stock, respectively, were issued to directors in lieu of compensation for an expense of $10, $24 and $10, respectively.

       (n)    Reclassifications

              Certain previously reported financial information has been reclassified to conform to the 1997 presentation.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


       (o)    Year 2000

              In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $200 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1997, approximately $50 had been expensed.

       (p)    Fair Value of Financial Instruments

              The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximates fair value due to the short-term maturity of these instruments. The carrying value of the revolving line of credit outstanding approximates the estimated fair value since the obligation bears interest at current market rates.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)

(2)    INCOME TAXES

       Income tax expense (benefit) for the years ended December 31 is presented below.

                   1997         1996         1995
                   ----         ----         ----
Federal:
   Current      $   247      $   272      $  --
   Deferred        (166)         777         (767)
State:
   Current           (2)          64           37
   Deferred         (15)         (24)        --
                -------      -------      -------
                $    64      $ 1,089      $  (730)
                =======      =======      =======



       The reconciliation of income taxes at the federal statutory rate of 34% to the provision (benefit) for income taxes for the years ended December 31 is presented below.

                                                     1997        1996        1995
                                                     ----        ----        ----
Income taxes at federal statutory rate               34.0%       34.0%      (34.0)%
State taxes, net of federal income tax benefit        2.7         2.7         1.1
Other                                                  .9          .1          .2
                                                     ----        ----       -----
Effective rate                                       37.6%       36.8%      (32.7)%
                                                     ====        ====       =====


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are presented below.

                                                         1997       1996
                                                        ------     ------
Deferred tax assets:
   Inventory costs                                         537        432
   Accrued expenses                                        190        200
     Accounts receivable                                   361        142
   Other                                                   102         92
                           Total deferred tax asset      1,190        866
                                                        ------     ------
   Deferred tax liability - depreciation                   709        566
                                                        ------     ------
                  Net deferred tax asset                $  481     $  300
                                                        ======     ======


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The Company expects the deferred tax assets at December 31, 1997 and 1996 will be realized as a result of the reversals during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and generation of future taxable income. No valuation allowance is considered necessary as of December 31, 1997 and 1996.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)

(3)    REVOLVING LINE OF CREDIT

       The Company has a $20,000 Revolving Bank Credit Facility (the Credit Facility) of which $5,535 was outstanding as of December 31, 1997, that matures in June 1999 and which may be annually extended for one year with consent of the lenders. The Credit Facility contains covenants related to, among others, tangible net worth, debt to tangible net worth and interest coverage, and limits the amount available for capital expenditures and dividends. At December 31, 1997, there were no unremedied events of default. Outstanding borrowings under the agreement are collateralized by substantially all of the assets of the Company. The carrying value of the amounts outstanding approximates the estimated fair value since the obligation bears interest at current market rates.

       Interest is payable on the outstanding borrowings at a rate of 1.00% to 2.25% above the London Interbank Offering Rate for LIBOR advances (5.9% at December 31, 1997) and 0.00% to 0.75% above the prime rate for base rate advances (8.5% at December 31, 1997) and on the unused borrowings at a rate of .25%. The weighted average interest rates were 8.34% and 9.29% for 1997 and 1996 respectively.

(4)    LEASES

       The Company entered into capital leases for computer and warehouse equipment and furniture and fixtures expiring in various years through 2002. Depreciation and amortization of assets under capital leases is included in depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995. Interest rates on capitalized leases vary from 6.06% to 10.69% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate. Property held under capital leases at December 31, 1997 and 1996 is presented below.

                                    1997       1996
                                  ------     ------
Computer equipment                $3,193     $2,303
Furniture and fixtures             2,497      2,019
Leasehold improvements               352        352
                                  ------     ------
                                   6,042      4,674
Less accumulated amortization      2,039        974
                                  ------     ------
                                  $4,003     $3,700
                                  ======     ======


       The Company leases office and warehouse distribution space and equipment under various noncancellable operating leases with terms from three to ten years. Certain of the leases contain renewal options ranging up to five years. Total rental expense under operating leases was $2,126, $1,665 and $856 in 1997, 1996 and 1995, respectively.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)

       The present value of future minimum lease payments under capital leases and the minimum lease payments under noncancelable operating leases are presented below.

                                                                          Capital         Operating
                                                                          Leases            Leases
                                                                          ------            ------
1998                                                                      $ 1,515          $ 1,949
1999                                                                        1,476            1,931
2000                                                                        1,209            1,841
2001                                                                          756            1,798
2002                                                                          169            1,709
Thereafter                                                                      -            4,666
                                                                          -------          -------
Total minimum lease payments                                                5,125          $13,894
                                                                          -------          =======
Less amount representing interest                                             812
                                                                          -------
Present value of net minimum lease payment                                  4,313
Less current installments of obligations under capital leases               1,153
                                                                          -------
Obligations under capital leases, excluding current installments          $ 3,160
                                                                          =======



(5)    STOCKHOLDERS' EQUITY

       In June 1996, the Company issued 1,437,500 shares of common stock to the public and 1,500 shares of common stock to the directors. The net proceeds of this secondary public offering were $18,521 net of offering costs of $1,604. The net proceeds were used to pay approximately $11,400 outstanding under the Company's revolving bank credit facility. The balance of the net proceeds was added to the Company's working capital for general operating purposes.

(6)    STOCK OPTIONS

       In 1992, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant incentive and nonqualified options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. Stock options generally become exercisable and vest at a rate of 20% per year for five years after the date of grant and generally carry an expiration date of ten years subsequent to the date of issuance. At December 31, 1997, there were 28,600 additional shares available for grant under the Plan.

       On March 9, 1998, the Compensation Committee of the Board of Directors approved a program under which option holders would be able to cancel their existing option contract in exchange for a new contract covering a reduced number of shares with an exercise price of $4.75, the fair market value of the Company's common stock at March 1, 1998. The Company anticipates that contracts covering 662,500 shares will be cancelled in exchange for contracts covering 512,750 shares. The new option awards will vest over three years.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options since January 1995 under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) would be adjusted to the pro forma amounts indicated below:

                                                1997          1996          1995
                                                ----          ----          ----
Net earnings (loss):
   As reported                             $     106     $   1,871     $  (1,505)
   Pro forma                                    (264)        1,643        (1,577)

Earnings (loss) per share as reported:
   Basic                                         .02           .38          (.39)
   Diluted                                       .02           .35          (.39)

Earnings (loss) per share-pro forma:
   Basic                                        (.05)          .33          (.40)
   Diluted                                      (.05)          .31          (.40)



Pro forma net earnings (loss) reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 ranged from $2.00 - $5.06, $4.96 - $8.20 and $4.97 - $5.27, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                                         1997                   1996                   1995
                                                         ----                   ----                   ----
Expected dividend yield                                   0%                     0%                     0%
Expected volatility                                     57.7%                   58.4%                 58.4%
Risk-free interest rate                              5.67 - 6.83%           5.24 - 6.64%           5.34 - 7.53%
Expected life                                          5 years                 5 years               5 years

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


Following is a summary of activity in the Plan 1997, 1996 and 1995:

                                       1997                   1996                    1995
                                       ----                   ----                    ----
                                              Weighted                Weighted                 Weighted
                                              Average                 average                   average
                                              Exercise                exercise                  exercise
                                 Shares        Price     Shares        price      Shares         price
                                 ------        -----     ------        -----      ------         -----
Outstanding at beginning
   of year                      630,500      $   7.75    624,129      $   5.46    614,500      $   4.56
Granted                         305,500          9.00    212,000         11.84    170,000          9.04
Exercised                       (10,000)         2.25   (150,129)         2.96    (61,371)         2.25
Canceled                       (179,100)        10.39    (55,500)        10.57    (99,000)         8.83
                               --------                 --------                 --------
Outstanding at end of year      746,900      $   7.70    630,500      $   7.75    624,129      $   5.46
                               ========      ========   ========      ========   ========      ========

Options exercisable at
   year end                     275,900      $   5.64    224,500      $   5.25    195,000      $   4.35
                               ========                 ========                 ========


Weighted average fair
   value of options granted
   during the year             $   3.85                 $   6.68                 $   5.11
                               ========                 ========                 ========



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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


(8)    RELATED PARTY TRANSACTIONS

       The Company's sales to CompuCom were $441, $783 and $735 in 1997, 1996 and 1995, respectively. In addition, purchases of computer parts and equipment from CompuCom were $259, $496 and $5,108 in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Company had accounts receivable outstanding from CompuCom of approximately $83 and $168, respectively. Following the secondary offering in June 1996, CompuCom owned less than 5% of the Company's outstanding common stock.

(9)    BENEFIT PLANS

       The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and completed one full quarter of service are eligible to participate. Participation may begin on January 1, April 1, July 1, or October 1 following the full quarter of service. Eligible employees may contribute from 1% to 15% of their annual compensation subject to limitations. The Company matches 100% of the first 4% an employee contributes. Employee contributions vest immediately while the Company contributions become vested beginning in the participant's first year of eligibility with full vesting by the end of the second year. In 1997, 1996 and 1995 the Company contributed $454, $299 and $206, respectively.

       In 1996, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan) covering all employees that have attained the age of 21 and completed one year of service. Under the Purchase Plan, eligible participants may purchase stock of the Company at not less than 85% of its market value as of the date the option to purchase is offered to the employees; employees have one year to make sufficient contributions to pay the exercise price. No shares have been issued under the Purchase Plan. At December 31, 1997, 100,000 shares were available for future issuance.

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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

               (In thousands, except share and per share amounts)


(11)   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                 First       Second        Third        Fourth
1997                            Quarter      Quarter      Quarter       Quarter
----                            --------     --------     --------     --------
Net revenues                    $ 32,421     $ 31,711     $ 33,495     $ 34,216
Gross margin                       8,986        9,472        9,916        9,310
Net earnings (loss)                  447          271            5         (617)
Earnings (loss) per  share:
         Basic                       .08          .05          .00         (.11)
         Diluted                     .08          .05          .00         (.11)


                                                                           1996

Net revenues                    $ 26,281     $ 26,786     $ 28,478     $ 28,601
Gross margin                       7,573        8,316        7,988        8,268
Net earnings                         654          759          179          279
Earnings per share:
         Basic                       .16          .17          .03          .05
         Diluted                     .15          .16          .03          .05

                                   Schedule II


                             PC SERVICE SOURCE, INC.

                        Valuation and Qualifying Accounts

                                 (In thousands)

                                                                Additions
                                                                ---------
                                        Balance at     Charged to        Charged to                  Balance at
                                        Beginning      costs and           other                        end
              Description               of period       expenses          accounts     Deductions    of period
              -----------               ---------       --------          --------     ----------    ---------
Accounts receivable -
     allowance for doubtful
     accounts:

1997                                    $  384            $1,727            --           $1,134 (B) $  977

1996                                       267               505            --              388 (B)    384

1995                                       275             1,197 (A)        --            1,205 (A)    267


(A) Includes charge and write-off of $907 of account receivable for Intelogic Trace.

(B) Write-off of uncollectible accounts.

                                EXHIBIT INDEX



Exhibit
Number                   Exhibit
------                   -------

3.1+++                   Restated Certificate of Incorporation of the Company

3.2HH                    Amended and Restated Bylaws of the Company

4H                       Specimen Certificate evidencing Common Stock

10.1*                    Credit Agreement among the Company,
                         certain lenders and NationsBank of
                         Texas, N.A., as administrative
                         lender, as amended

10.2++++                 Stock Option Plan, including form of Stock Option
                         Agreements, as amended

10.3++++                 Director Compensation Plan

10.4++++                 Employee Stock Purchase Plan

21*                      Subsidiaries of the Company

23*                      Consent of KPMG Peat Marwick LLP

27*                      Financial Data Schedule

----------

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 4, 1994, and declared effective on March 28, 1994.
++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
++++ Previously filed as an exhibit to the Company's report on Form 10K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
+++++ Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
*         Filed herewith.