Form 10-Q
period 1998-03-31
PC SERVICE SOURCE INC
filed 1998-05-12
CIK 919999

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.


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


As of April 30, 1998, there were 5,760,320 shares of the registrant's common stock outstanding.

================================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                          Condensed Consolidated Balance Sheets
                          March 31, 1998 (Unaudited) and December 31, 1997    . . . . . . .     1

                          Condensed Consolidated Statements of Operations (Unaudited)
                          Three Months Ended March 31, 1998 and 1997  . . . . . . . . . . .     2

                          Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31, 1998 and 1997  . . . . . . . . . . .     3

                          Notes to Condensed Consolidated Financial Statements
                          (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . .     4

                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations   . . . . . . . . .     6


PART II.         OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .     9

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                    March 31,  December 31,
                                                                      1998        1997
                                                                    ---------  ------------
                                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents ....................................     $ 1,587     $   717
  Accounts receivable, net .....................................      18,545      15,973
  Inventories ..................................................      20,097      17,511
  Income taxes receivable ......................................         411         668
  Deferred income taxes ........................................       1,337       1,190
  Other current assets .........................................       1,615       1,098
                                                                     -------     -------
         Total current assets ..................................      43,592      37,157

Property and equipment, net ....................................      13,606      13,526
Other assets, net ..............................................       4,400       4,475
                                                                     -------     -------

  Total assets .................................................     $61,598     $55,158
                                                                     =======     =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................     $14,058     $ 8,864
  Accrued liabilities ..........................................       4,641       3,403
  Current installments of obligations under capital leases .....       1,157       1,153
                                                                     -------     -------
Total current liabilities ......................................      19,856      13,420

Revolving line of credit .......................................       5,637       5,535
Obligations under capital leases ...............................       2,858       3,160
Deferred income taxes ..........................................         741         709
Stockholders' equity ...........................................      32,506      32,334
                                                                     -------     -------

  Total liabilities and stockholders' equity ...................     $61,598     $55,158
                                                                     =======     =======


     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                            Three  Months Ended
                                                                                 March 31,
                                                                            -------------------
                                                                             1998        1997
                                                                             ----        ----
Net revenues ..........................................................     $38,497     $32,421
Cost of revenues ......................................................      27,288      23,435
                                                                            -------     -------
  Gross margin ........................................................      11,209       8,986
                                                                            -------     -------

Operating expenses:
  Selling, general and administrative .................................       9,593       7,404
  Depreciation and amortization .......................................       1,030         742
                                                                            -------     -------
    Total operating expenses ..........................................      10,623       8,146
                                                                            -------     -------

    Earnings from operations ..........................................         586         840

Interest expense, net .................................................         319         129
                                                                            -------     -------

    Earnings before income taxes ......................................         267         711

Income tax expense ....................................................          99         264
                                                                            -------     -------

    Net earnings ......................................................     $   168     $   447
                                                                            =======     =======


Earnings per share:
    Basic .............................................................     $   .03     $   .08
                                                                            =======     =======
    Diluted ...........................................................     $   .03     $   .08
                                                                            =======     =======


Weighted average common shares outstanding:
    Basic .............................................................       5,758       5,747
                                                                            =======     =======
    Diluted ...........................................................       5,869       5,885
                                                                            =======     =======





     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                            March 31
                                                                                   -----------------------
                                                                                      1998          1997
                                                                                      ----          ----
Cash flows from operating activities:
  Net earnings .................................................................     $   168      $   447
  Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities:
      Depreciation and amortization ............................................       1,030          742
      Deferred income taxes ....................................................        (115)         (43)
      Other, net ...............................................................          (4)          (3)
  Changes in operating assets and liabilities:
      Accounts receivable ......................................................      (2,572)      (3,208)
      Inventories ..............................................................      (2,586)         722
      Other current assets .....................................................        (517)        (239)
      Accounts payable .........................................................       5,194          398
      Accrued liabilities ......................................................       1,238          780
      Income taxes receivable/payable ..........................................         257          296
                                                                                     -------      -------
  Net cash provided by (used in) operating activities ..........................       2,093         (108)
                                                                                     -------      -------

Cash flows from investing activities:
  Capital expenditures .........................................................      (1,031)      (1,282)
  Acquisition of noncash net assets ............................................          --         (332)
                                                                                     -------      -------
Net cash used in investing activities ..........................................      (1,031)      (1,614)
                                                                                     -------      -------

Cash flows from financing activities:
  Net revolving line of credit borrowings ......................................         102           79
  Principal payments under capital lease obligations ...........................        (298)        (213)
  Proceeds from exercise of common stock options ...............................           4           --
                                                                                     -------      -------
Net cash used in financing activities ..........................................        (192)        (134)
                                                                                     -------      -------

Net increase (decrease) in cash and cash equivalents ...........................         870       (1,856)
Cash and cash equivalents at beginning of period ...............................         717        3,650
                                                                                     -------      -------
Cash and cash equivalents at end of period .....................................     $ 1,587      $ 1,794
                                                                                     =======      =======





     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its majority owned subsidiaries (collectively the "Company"), for the quarter ended March 31, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


(2)  REVOLVING LINE OF CREDIT

     During the first quarter of 1998, the Company amended its revolving bank credit facility to, among other things, modify certain financial performance covenants.


(3)  EARNINGS PER COMMON SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its March 31,1997 earnings per share calculation to reflect the adoption of SFAS 128.


(4)  COMPREHENSIVE INCOME

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately of net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. The adoption of this statement had no effect on the Company for the quarters ended March 31, 1998 or 1997.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


(5)  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                     1998     1997
                                                                     ----     ----
                 Interest paid, net ...........................      $221     $125
                 Income taxes paid ............................        --       --

     During the first quarter of 1997, the Company acquired $160 of assets through non-cash capital lease transactions.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
                                                                             1998       1997
                                                                             ----       ----
         Net revenues .................................................       100.0%     100.0%
         Cost of revenues .............................................        70.9       72.3
                                                                            -------    -------
             Gross margin .............................................        29.1       27.7
                                                                            -------    -------

         Operating expenses:
             Selling, general and administrative ......................        24.9       22.8
             Depreciation and amortization ............................         2.7        2.3
                                                                            -------    -------
                  Total operating expenses ............................        27.6       25.1
                                                                            -------    -------

                 Earnings from operations .............................         1.5        2.6

         Interest expense, net ........................................         0.8        0.4
                                                                            -------    -------
                 Earnings before income taxes .........................         0.7        2.2

         Income taxes .................................................         0.3        0.8
                                                                            -------    -------
                 Net earnings .........................................         0.4%       1.4%
                                                                            =======    =======

Net revenues were $38.5 million for the first quarter of 1998, representing an increase of $6.1 million or a 19% increase over the first quarter of 1997. All components of revenue contributed to the increase. General parts distribution operations, service provider alliances, original equipment manufacturers outsourcing arrangements and remanufacturing represented 55%, 18%, 14% and 5% of the Company's revenues during the first quarter of 1998.

Gross margin as a percentage of net revenues increased in the first quarter of 1998 to 29.1% from 27.7% in the same period in 1997. The Company's gross margin on each computer spare part in its inventory is different; therefore, any change in the mix of parts sold affects the Company's gross margin for a
particular period.   In addition, average selling prices in the first quarter
of 1998 were slightly higher as a result of the Company's adoption of a pricing strategy designed to recover a wider range of the costs incurred to acquire, stock and sell replacement parts.

Selling, general and administrative expenses as a percentage of net revenues increased to 24.9% in the first quarter of 1998 compared to 22.8% incurred in the first quarter of 1997. The primary reason for this increase was higher compensation expenses associated with hiring, training and developing additional personnel needed to support current and expected revenue growth. In particular, during the first quarter of 1998, the Company increased the size of its field sales force to support and seek out new revenue opportunities and its sourcing department to better respond to the full range of customer replacement part needs, both of which will enable the Company to meet its future revenue goals.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

Depreciation and amortization increased as a percentage of net revenues to 2.7% in the first quarter of 1998 compared to 2.3% in the same period of 1997. The increase was due to a higher asset base in 1998 resulting from the significant capital expenditures made by the Company during 1997.

Interest expense (net) as a percentage of net revenues increased to 0.8% during the first quarter of 1998 from 0.4% during the same period of 1997 due to a higher average outstanding balance on the Company's revolving line of credit during the first quarter of 1998.

The Company recorded net earnings of $168,000, or $0.03 diluted earnings per share, compared with net earnings of $447,000, or $0.08 diluted earnings per share, for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently maintains a revolving bank credit facility which provides for borrowings up to a maximum of $20 million. The Company's available borrowing capacity at March 31, 1998 was approximately $14.4 million. During the first quarter of 1998, the Company amended this facility to revise certain of its financial performance covenants. The Company was in compliance with its covenants at March 31,1998.

The Company has historically been a net user of cash from operations and has financed its working capital and capital expenditure requirements from revolving credit, lease financing agreements, equity financing and internally generated funds. Cash provided by operating activities during the first quarter of 1998 was $2.1 million as compared with cash used in operating activities of $0.1 million for the first quarter of 1997. The change in cash used in operations to cash provided by operations was primarily due to the favorable timing of accounts payable payments related to increased working capital requirements, specifically inventory.

Capital expenditures, including capital assets acquired through leasing arrangements, totaled $1.0 million for the first quarter of 1998 compared with $1.4 million in 1997. Expenditures in the 1998 period were primarily related to the Company's new warehouse management system.

The Company believes that the cash generated from operations combined with its revolving bank credit facility will be sufficient to meet its 1998 working capital and capital expenditure requirements.

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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          The following exhibits are filed as part of this report:

         EXHIBIT
             NO.                  DESCRIPTION
         --------                 -----------
         3.1+                     Restated Certificate of Incorporation of the Company

         3.2++                    Amended and Restated Bylaws of the Company

         10.1+++                  Credit Agreement among the Company, certain lenders and  NationsBank of Texas, N.A., as administrative lender

         10.2+v                   Stock Option Plan, including form of Stock Option Agreements, as amended

         10.3+v                   Director Compensation Plan

         10.4v                    Employee Stock Purchase Plan

         27*                      Financial Data Schedule

________________________________________

     + Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.

     ++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

     +++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

     +v Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.

     v Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.


     *    Filed herewith.

     B.   REPORTS ON FORM 8-K

          No reports on Form 8-K have been filed by the Company during the three
          (3) months ended March 31, 1998.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        PC SERVICE SOURCE, INC.
                                        -------------------------------
                                        (Registrant)



May 12, 1998                            /s/  Garold E. Swan
                                        -------------------------------
                                        Garold E. Swan
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS


         EXHIBIT
             NO.                  DESCRIPTION
         --------                 -----------
         3.1+                     Restated Certificate of Incorporation of the Company

         3.2++                    Amended and Restated Bylaws of the Company

         10.1+++                  Credit Agreement among the Company, certain lenders and  NationsBank of Texas, N.A., as administrative lender

         10.2+v                   Stock Option Plan, including form of Stock Option Agreements, as amended

         10.3+v                   Director Compensation Plan

         10.4v                    Employee Stock Purchase Plan

         27*                      Financial Data Schedule

________________________________________

     + Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.

     ++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

     +++ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

     +v Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.

     v Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.


     *    Filed herewith.