Form 10-Q
period 1998-06-30
PC SERVICE SOURCE INC
filed 1998-08-14
CIK 919999

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------   SECURITIES EXCHANGE ACT OF 1934 FOR THE
         QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
------ EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ________________.


                         Commission File Number: 0-23686

                             PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                              52-1703687
              ----------                             ----------

   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


     2350 VALLEY VIEW LANE, DALLAS, TEXAS               75234
     ------------------------------------               -----

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


As of August 1, 1998, there were 5,760,320 shares of the registrant's common stock outstanding.


===============================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                            Page
                                                                                           Number
                                                                                           ------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  June 30, 1998 and December 31, 1997 ...............................         1

                  Condensed Consolidated Statements of Operations
                  for the Three and Six Months Ended June 30, 1998
                  and 1997..........................................................          2

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1998 and 1997....................         3

                  Notes to Condensed Consolidated Financial Statements...............         4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition  and Results of Operations.....................         6


PART II. OTHER INFORMATION

                  Item 4.  Submission of Matters to a Vote of Security Holders ......        10

                  Item 6.  Exhibits and Reports on Form 8-K .........................        10

SIGNATURES ..........................................................................        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             June 30,        December 31,
                                                                                               1998             1997
                  ASSETS                                                                   ------------      ------------

Current assets:
  Cash and cash equivalents ........................................................        $  1,149         $    717
  Accounts receivable, net .........................................................          18,474           15,973
  Inventories ......................................................................          21,859           17,511
  Other current assets .............................................................           4,687            2,956
                                                                                            --------         --------
         Total current assets ......................................................          46,169           37,157

Property and equipment, net ........................................................          14,487           13,526
Other assets, net ..................................................................           4,193            4,475
                                                                                            --------         --------

        Total assets ...............................................................        $ 64,849         $ 55,158
                                                                                            ========         ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................................        $ 13,564         $  8,864
  Accrued liabilities ..............................................................           5,954            3,403
  Revolving line of credit .........................................................          10,514
  Current installments of obligations under capital leases .........................           1,198            1,153
                                                                                            --------         --------
       Total current liabilities ...................................................          31,230           13,420

Long-term debt-revolving line of credit ............................................                            5,535
Obligations under capital leases ...................................................           2,558            3,160
Deferred income taxes ..............................................................             796              709

Stockholders' equity:
 Common Stock ......................................................................              59               59
 Additional paid-in capital ........................................................          30,982           30,978
 Retained Earnings .................................................................           1,014            3,087
 Less treasury stock, at cost ......................................................          (1,790)          (1,790)
                                                                                            --------         --------
      Total stockholders' equity ...................................................          30,265           32,334
                                                                                            --------         --------
         Total liabilities and stockholders' equity ................................        $ 64,849         $ 55,158
                                                                                            ========         ========

     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three  Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                           1998             1997            1998             1997
                                                           ----             ----            ----             ----

Net revenues ..................................        $ 38,309         $ 31,711        $ 76,806         $ 64,132
Cost of revenues ..............................          26,981           22,239          54,269           45,674
                                                       --------         --------        --------         --------
  Gross margin ................................          11,328            9,472          22,537           18,458
                                                       --------         --------        --------         --------

Operating expenses:
  Selling, general and administrative .........          13,431            8,100          23,024           15,504
  Depreciation and amortization ...............           1,145              802           2,175            1,544
                                                       --------         --------        --------         --------
    Total operating expenses ..................          14,576            8,902          25,199           17,048
                                                       --------         --------        --------         --------

    Earnings (loss) from operations ...........          (3,248)             570          (2,662)           1,140

Interest expense, net .........................             315              141             634              270
                                                       --------         --------        --------         --------

    Earnings (loss) before income taxes .......          (3,563)             429          (3,296)           1,410


Income tax expense (benefit) ..................          (1,322)             158          (1,223)             422
                                                       --------         --------        --------         --------

    Net earnings (loss) .......................        $ (2,241)        $    271        $ (2,073)        $    718
                                                       ========         ========        ========         ========


Earnings (loss) per share:
    Basic .....................................        $   (.39)        $    .05        $   (.36)        $    .12
                                                       ========         ========        ========         ========
    Diluted ...................................        $   (.39)        $    .05        $   (.36)        $    .12
                                                       ========         ========        ========         ========


Weighted average common shares outstanding:
    Basic .....................................           5,758            5,747           5,758            5,747
                                                       ========         ========        ========         ========
    Diluted ...................................           5,758            5,878           5,758            5,882
                                                       ========         ========        ========         ========




     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                  Six Months Ended
                                                                       June 30
                                                                ----------------------
                                                                  1998           1997
                                                                  ----           ----
Cash flows from operating activities:
  Net earnings (loss) ..................................       $(2,073)       $   718
  Adjustments to reconcile net earnings (loss) to net
      cash used in operating activities:
      Depreciation and amortization ....................         2,175          1,544
      Deferred income taxes ............................          (845)           151
      Other, net .......................................           108           (108)
  Changes in operating assets and liabilities:
      Accounts receivable ..............................        (2,501)        (2,138)
      Inventories ......................................        (4,348)           612
      Other current assets .............................          (799)          (664)
      Accounts payable .................................         4,700         (1,533)
      Accrued liabilities ..............................         2,551            215
                                                               -------        -------
  Net cash used in operating activities ................        (1,032)        (1,203)
                                                               -------        -------

Cash flows from investing activities:
  Capital expenditures .................................        (2,962)        (2,528)
  Acquisition of noncash net assets ....................                         (332)
                                                               -------        -------
Net cash used in investing activities ..................        (2,962)        (2,860)
                                                               -------        -------

Cash flows from financing activities:
  Net revolving line of credit borrowings ..............         4,979            887
  Payments under capital lease obligations .............          (557)          (445)
  Proceeds from exercise of common stock options .......             4
                                                               -------        -------
Net cash provided by financing activities ..............         4,426            442
                                                               -------        -------

Net increase (decrease) in cash and cash equivalents ...           432         (3,621)
Cash and cash equivalents at beginning of period .......           717          3,650
                                                               -------        -------
Cash and cash equivalents at end of period .............       $ 1,149        $    29
                                                               =======        =======


     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its majority owned subsidiaries (collectively the "Company"), for the three and six months ended June 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


(2)      EARNINGS (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its earnings per share calculations for the three and six months ended June 30, 1997 to reflect the adoption of SFAS 128.

         The following table sets forth the computation of basic and diluted earnings per share.


                                             Three Months Ended            Six Months Ended
                                                  June 30,                    June 30,
                                           ----------------------       ----------------------
                                              1998           1997          1998           1997
                                              ----           ----          ----           ----

Net earnings (loss) ................       $(2,241)       $   271       $(2,073)       $   718
                                           =======        =======       =======        =======

Weighted average common shares
   outstanding - basic .............         5,758          5,747         5,758          5,747
Employee stock options and other ...                          131                          135
                                           -------        -------       -------        -------

Weighted average common shares
   outstanding - diluted ...........         5,758          5,878         5,758          5,882
                                           =======        =======       =======        =======

Earnings (loss) per share:
     Basic .........................       $  (.39)       $   .05       $  (.36)       $   .12
     Diluted .......................       $  (.39)       $   .05       $  (.36)           .12

         The weighted average common shares outstanding-diluted computation for the three and six months ended June 30, 1998, respectively excluded 107 and 119 employee stock options and other common stock equivalents because this impact would be anti-dilutive.

(3)      COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income
         (loss) was ($2,241) and $271 for the three months and ($2,073) and $718 for the six months ended June 30, 1998 and 1997.


(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                Six Months Ended
                                                                    June 30,
                                                                -----------------
                                                                 1998        1997
                                                                 ----        ----

         Interest paid ...................................      $ 524       $ 350
         Income taxes paid (refunded), net................        (13)        631

         During the six months ended June 30, 1998 and 1997, the Company acquired $0 and $907 of assets through non-cash capital lease transactions.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,

                                                                1998            1997           1998            1997
                                                             -------         -------        -------         -------
Net revenues .........................................         100.0%          100.0%         100.0%          100.0%
Cost of revenues .....................................          70.4            70.1           70.7            71.2
                                                             -------         -------        -------         -------
         Gross margin ................................          29.6            29.9           29.3            28.8
                                                             -------         -------        -------         -------

Operating expenses:
         Selling, general and administrative .........          35.1            25.6           30.0            24.2
         Depreciation and amortization ...............           3.0             2.5            2.8             2.4
                                                             -------         -------        -------         -------
            Total operating expenses .................          38.1            28.1           32.8            26.6
                                                             -------         -------        -------         -------

               Earnings (loss) from operations .......          (8.5)            1.8           (3.5)            2.2


Interest expense, net ................................           0.8             0.4            0.8             0.4
                                                             -------         -------        -------         -------
               Earnings (loss) before income taxes ...          (9.3)            1.4           (4.3)            1.8


Income tax expense (benefit) .........................          (3.4)            0.5           (1.6)            0.7
                                                             -------         -------        -------         -------
            Net earnings (loss) ......................          (5.9)%           0.9%          (2.7)%           1.1%
                                                             =======         =======        =======         =======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net revenues were $38.3 million for the second quarter of 1998, representing an increase of $6.6 million or a 21% increase over the second quarter of 1997. Revenues are comprised of general parts distribution operations, service provider alliances, original equipment manufacturers outsourcing arrangements and remanufacturing. The Company saw a shift in revenue mix during the second quarter from general parts distribution to service provider alliances, mainly due to increased service logistics outsourcing agreements, which contributed primarily to the increase in revenues.

Gross margin as a percentage of net revenues decreased in the second quarter of 1998 to 29.6% from 29.9% in the same period in 1997. The Company's gross margin on each computer part in inventory varies; therefore, any change in the mix of parts sold will impact the gross margin from quarter to quarter. During the second quarter of 1998, gross margin as a percentage of revenue declined due primarily to a higher mix of lower margin service logistics outsourcing business. However, a pricing strategy designed to recover more of the costs incurred in acquiring, stocking, and selling computer parts helped offset this gross margin decrease.

Selling, general and administrative expenses ("SG&A") as a percentage of net revenues increased to 35.1% in the second quarter of 1998 compared to 25.6% incurred in the second quarter of 1997. The increase in SG&A as a percentage of revenue was principally due to three unusual factors which contributed equally to the increase. The first factor was an increase in employee expenses resulting from new employees hired and trained to handle the Dell Computer laptop repair contract, overtime and temporary works to assist in the conversion to the Company's automated warehouse management system, and severance expenses for former employees. The second factor was a non-recurring charge related to the termination of an unprofitable warranty processing program with an OEM customer with whom the Company has other successful programs pending. The third factor was an increase in freight expense resulting from deficiencies in freight monitoring, control, and billing processes. These deficiencies were discovered in connection with the warehouse management system conversion, and management believes that proper freight billing controls are now in place. While these three factors principally account for the increase in SG&A expense, that expense was also adversely impacted, but to a lesser extent by freight concessions to customers in connection with slow shipping during the warehouse management system conversion.

Depreciation and amortization increased as a percentage of net revenues to 3.0% in the second quarter of 1998 compared to 2.5% in the same period of 1997. The increase is due to a higher asset base in 1998 resulting from the significant capital expenditures made by the Company during 1997.

Interest expense (net) as a percentage of net revenues increased to .8% during the second quarter of 1998 from .4% during the same period of 1997 due to a higher average outstanding balance on the Company's revolving line of credit during the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net revenues were $76.8 million for the first six months of 1998, representing an increase of $12.7 million or a 20% increase over the first six months of 1997. The increase was primarily attributed to the increase in service logistics outsourcing agreements with the Company's service provider alliances.

Gross margin as a percentage of net revenues increased in the first half of 1998 to 29.3% from 28.8% in the same period in 1997. The Company's gross margin on each computer part in its inventory is different; therefore, any change in the mix of parts sold will impact the Company's gross margin from period to period. During the first half of 1998, gross margin percentage improved because of the adoption of a pricing strategy designed to recover more of the costs incurred in acquiring, stocking and selling computer parts. During the same period in 1997, the Company had lowered the average selling price on certain products to aggressively compete for additional revenue.

SG&A as a percentage of net revenues increased to 30.0% in the first half of 1998 compared to 24.2% incurred in the first half of 1997 primarily for the same reasons as explained in the three months ended June 30, 1998 compared to the three months ended for June 30, 1997 analysis discussed above.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

Depreciation and amortization increased as a percentage of net revenues to 2.8% in the first six months of 1998 compared to 2.4% in the same period of 1997. The increase was due to a higher asset base in 1998 resulting from the significant capital expenditures made by the Company during 1997.

Interest expense (net) as a percentage of net revenues increased to .8% during the first half of 1998 from .4% during the same period of 1997 due to a higher average outstanding balance on the Company's revolving line of credit during the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently maintains a $20 million revolving bank credit facility which matures in June 1999. During the second quarter of 1998, the Company exceeded an agreed upon ratio which triggered a total borrowing base availability calculation ("asset-based calculation"), which is based upon defined percentages of eligible accounts receivable and inventory. As a result, the amount currently available under the Company's credit facility is limited to the lesser of $20.0 million or calculated availability based on the asset-based calculation. The Company's available credit facility at June 30, 1998 was $20.0 million.

The Company was not in compliance with certain financial performance covenants at June 30, 1998. The Company has received a waiver from its lenders with respect to the covenants and intends to renegotiate the facility to revise certain covenants. The Company also intends to extend the maturity date of the facility. The inability of the Company to extend the maturity date of the facility or to obtain similar alternate financing sources could have a material adverse impact on the liquidity and capital resources of the Company.

The Company has historically been a net user of cash from operating activities and has financed its capital expenditure requirements from revolving credit, lease financing agreements and equity financing. Cash used in operating activities during the first six months of 1998 was $1.0 million as compared with cash used in operating activities of $1.2 million for the first six months of 1997.

Capital expenditures, including capital assets acquired through leasing arrangements, totaled $3.0 million for the first six months of 1998 compared with $3.4 million in 1997. Expenditures in the 1998 period were primarily related to the Company's new warehouse management system.

YEAR 2000 COMPLIANCE

In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $200,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of June 30, 1998, approximately $60,000 has been expensed.

To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third parties' systems to be Year 2000 compliant. For example, the Company plans to have dedicated staff available at crucial dates to remedy unforeseen problems.

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

In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company generally does not plan to publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning on April 17, 1998, the Company's stockholders elected Avery More and Mark Hilz as Class III directors of the Company to serve for a term of three years each. Each nominee received the number of votes indicated below.

                        Number of Votes Cast              Number of Votes Cast
Nominee                    For Election                    Against or Withheld
-------                    ------------                    -------------------

Avery More                  5,217,956                           35,980
Mark Hilz                   5,216,496                           37,440

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

3.1+     Restated Certificate of
         Incorporation of the Company

3.2++    Amended and Restated Bylaws of the Company

10.1+++ Credit Agreement among the Company, certain lenders and NationsBank of Texas, N.A., as administrative lender

10.2+v Stock Option Plan, including form of Stock Option Agreements, as amended

10.3+v   Director Compensation Plan

10.4v    Employee Stock Purchase Plan

27*      Financial Data Schedule
----------
+ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.

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

*        Filed herewith.

B.       REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the Company on June 15, 1998, reporting that during May and June 1998, the Company requested several independent accounting firms, including its existing independent auditor, to submit a proposal for providing audit and tax services to the Company. KPMG Peat Marwick LLP, the Company's independent auditor at that time, advised the Company that it would not be participating in the request for proposal and resigned as the Company's independent auditor. At a meeting held on June 17, 1998, the Audit Committee of the Board of Directors of the Company approved the engagement of Ernst & Young LLP, as its independent auditor for the fiscal year ending December 31, 1998, to replace the firm of KPMG Peat Marwick LLP.

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





                                          PC SERVICE SOURCE, INC.
                                          ------------------------------------
                                          (Registrant)



August 13, 1998                           /s/ MARK HILZ
                                          ------------------------------------
                                          Mark Hilz
                                          President


                                          /s/ K. S. Frazier
                                          ------------------------------------
                                          K. S. Frazier
                                          Controller
                                          (Principal Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
  NO.     DESCRIPTION
-------   -----------

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

-------------

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