Form 10-Q
period 1998-09-30
PC SERVICE SOURCE INC
filed 1998-11-16
CIK 919999

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 X   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.
---
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO           .
---                                                      ---------  -----------

                         Commission File Number: 0-23686

                             PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        52-1703687
          --------                                        ----------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)


  2350 VALLEY VIEW LANE, DALLAS, TEXAS                       75234
  ------------------------------------                       -----

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


As of November 1, 1998, there were 5,773,820 shares of the registrant's common stock outstanding.


===============================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            Page
                                                                           Number
                                                                           ------
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  September 30, 1998 and December 31, 1997 ................   1

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended September 30, 1998
                  and 1997 ................................................   2

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1998 and 1997 ...   3

                  Notes to Condensed Consolidated Financial Statements ....   4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...........   6


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ........................  10

SIGNATURES ................................................................  11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     September 30,     December 31,
                                                                          1998             1997
                                                                     ------------      ------------
                  ASSETS

Current assets:
  Cash and cash equivalents ......................................     $    877          $    717
  Accounts receivable, net .......................................       19,805            15,973
  Inventories ....................................................       22,775            17,511
  Other current assets ...........................................        4,549             2,956
                                                                       --------          --------
         Total current assets ....................................       48,006            37,157

Property and equipment, net ......................................       14,563            13,526
Other assets, net ................................................        4,468             4,475
                                                                       --------          --------

        Total assets .............................................     $ 67,037          $ 55,158
                                                                       ========          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................     $ 10,778          $  8,864
  Accrued liabilities ............................................        6,973             3,403
  Revolving line of credit .......................................       13,830                --
  Current installments of obligations under capital leases .......        1,235             1,153
                                                                       --------          --------
       Total current liabilities .................................       32,816            13,420

Long-term debt-revolving line of credit ..........................           --             5,535
Obligations under capital leases .................................        3,209             3,160
Deferred income taxes ............................................          687               709

Stockholders' equity:
 Common stock ....................................................           59                59
 Additional paid-in capital ......................................       30,996            30,978
 Retained earnings ...............................................        1,060             3,087
 Less treasury stock, at cost ....................................       (1,790)           (1,790)
                                                                       --------          --------

      Total stockholders' equity .................................       30,325            32,334
                                                                       --------          --------
         Total liabilities and stockholders' equity ..............     $ 67,037          $ 55,158
                                                                       ========          ========



     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                            -----------------------     ------------------------
                                                              1998          1997          1998            1997
                                                            ---------     ---------     ---------      ---------
Net revenues ...........................................    $  42,865     $  33,495     $ 119,671      $  97,627
Cost of revenues .......................................       30,516        23,579        84,785         69,253
                                                            ---------     ---------     ---------      ---------
  Gross margin .........................................       12,349         9,916        34,886         28,374
                                                            ---------     ---------     ---------      ---------

Operating expenses:
  Selling, general and administrative ..................       10,705         8,756        33,729         24,260
  Depreciation and amortization ........................        1,130           943         3,305          2,487
                                                            ---------     ---------     ---------      ---------
    Total operating expenses ...........................       11,835         9,699        37,034         26,747
                                                            ---------     ---------     ---------      ---------

    Earnings (loss) from operations ....................          514           217        (2,148)         1,627

Interest expense, net ..................................          451           208         1,085            478
                                                            ---------     ---------     ---------      ---------

    Earnings (loss) before income taxes ................           63             9        (3,233)         1,149

Income tax expense (benefit) ...........................           17             4        (1,206)           426
                                                            ---------     ---------     ---------      ---------


    Net earnings (loss) ................................    $      46     $       5     $  (2,027)     $     723
                                                            =========     =========     =========      =========

Earnings (loss) per share:
    Basic ..............................................    $    0.01     $    0.00     $   (0.35)     $    0.13
                                                            =========     =========     =========      =========
    Diluted ............................................    $    0.01     $    0.00     $   (0.35)     $    0.12
                                                            =========     =========     =========      =========


Weighted average common shares outstanding:
    Basic ..............................................        5,760         5,751         5,760          5,747
                                                            =========     =========     =========      =========
    Diluted ............................................        5,832         5,880         5,760          5,882
                                                            =========     =========     =========      =========


     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
Cash flows from operating activities:
  Net earnings (loss) ................................     $(2,027)     $   723
  Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization ..................       3,305        2,487
      Deferred income taxes ..........................      (1,033)         653
      Other, net .....................................         162       (1,444)
  Changes in operating assets and liabilities:
      Accounts receivable ............................      (3,832)      (3,033)
      Inventories ....................................      (5,264)           5
      Other current assets ...........................        (582)      (1,411)
      Accounts payable ...............................       1,914        1,850
      Accrued liabilities ............................       3,570        1,909
                                                           -------      -------
  Net cash provided by (used in) operating activities       (3,787)       1,739
                                                           -------      -------

Cash flows from investing activities:
  Capital expenditures ...............................      (4,073)      (3,990)
  Acquisition of noncash net assets ..................        (424)      (1,817)
                                                           -------      -------

Net cash used in investing activities ................      (4,497)      (5,807)
                                                           -------      -------

Cash flows from financing activities:
  Net revolving line of credit borrowings ............       8,295        1,545
  Payments under capital lease obligations ...........        (832)        (692)
  Proceeds from sale-leaseback transaction ...........         963           --
  Proceeds from exercise of common stock options .....          18            9
                                                           -------      -------

Net cash provided by financing activities ............       8,444          862
                                                           -------      -------

Net increase (decrease) in cash and cash
  equivalents ........................................         160       (3,206)
Cash and cash equivalents at beginning of period .....         717        3,650
                                                           -------      -------
Cash and cash equivalents at end of period ...........     $   877      $   444
                                                           =======      =======


     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its subsidiaries (the "Company"), for the three and nine months ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


(2)  EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, in the fourth quarter of 1997, which required companies to present basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated its earnings per share calculations for the three and nine months ended September 30, 1997 to reflect the adoption of SFAS 128.

     The following table sets forth the computation of basic and diluted earnings per share.

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                ------------------      --------------------
                                                  1998        1997       1998          1997
                                                -------     -------     -------      -------
     Net earnings (loss) ..................     $    46     $     5     $(2,027)     $   723
                                                =======     =======     =======      =======

     Weighted average common shares
        outstanding - basic ...............       5,760       5,751       5,760        5,747
     Employee stock options and other .....          72         129          --          131
                                                -------     -------     -------      -------

     Weighted average common shares
        outstanding - diluted .............       5,832       5,880       5,760        5,882
                                                =======     =======     =======      =======

     Earnings (loss) per share:
          Basic ...........................     $  0.01     $  0.00     $ (0.35)     $  0.13
          Diluted .........................     $  0.01     $  0.00     $ (0.35)        0.12

     The weighted average common shares outstanding-diluted computation for the nine months ended September 30, 1998 excluded 95 employee stock options and other common stock equivalents because this impact would be anti-dilutive.

(3)  COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is equal to net earnings (loss) as presented on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                           -----------------
                                                            1998       1997
                                                            ----       ----
     Interest paid  ...................................    $ 962       $ 419
     Income taxes paid, net............................       19         749

     During the nine months ended September 30, 1998 and 1997, the Company acquired $963 and $907 of assets through non-cash capital lease transactions.

(5)  SUBSEQUENT EVENTS

     Pursuant to the Company's Stock Option Plan, incentive and nonstatutory options may be granted to eligible employees for the purchase of an aggregate of up to 1,000,000 shares of common stock, of which options to acquire all 1,000,000 shares have previously been granted. Subject to receiving stockholder approval of an amendment to increase the aggregate number of shares subject to issuance under the Stock Option Plan by 750,000 shares (from 1,000,000 shares to 1,750,000 shares) the Stock Option Committee of the Board of Directors conditionally granted in October 1998, incentive options to acquire up to an additional 400,000 shares of common stock to eligible employees of the Company. The amendment is subject to the approval of the Company's stockholders.

     In October 1998, the Board of Directors also approved a Stock Price Appreciation Plan pursuant to which a total of 200,000 shares of the Company's common stock will be available for issuance to selected members of the Company's management if the closing per share price of the Company's common stock on Nasdaq exceeds $15.00 per share for twenty consecutive trading days prior to February 28, 2002.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                                   Three Months Ended     Nine Months Ended
                                                                      September 30,         September 30,

                                                                    1998       1997       1998         1997
                                                                    -----      -----      -----       -----
Net revenues ................................................       100.0%     100.0%     100.0%      100.0%
Cost of revenues ............................................        71.2       70.4       70.8        70.9
                                                                    -----      -----      -----       -----
          Gross margin ......................................        28.8       29.6       29.2        29.1
                                                                    -----      -----      -----       -----

Operating expenses:
          Selling, general and administrative ...............        25.0       26.2       28.2        24.8
          Depreciation and amortization .....................         2.6        2.8        2.8         2.6
                                                                    -----      -----      -----       -----
            Total operating expenses ........................        27.6       29.0       31.0        27.4
                                                                    -----      -----      -----       -----
               Earnings (loss) from operations ..............         1.2        0.6       (1.8)        1.7

Interest expense, net .......................................         1.1        0.6        0.9         0.5
                                                                    -----      -----      -----       -----
               Earnings (loss) before income taxes ..........         0.1        0.0       (2.7)        1.2

Income tax expense (benefit) ................................         0.0        0.0       (1.0)        0.5
                                                                    -----      -----      -----       -----
            Net earnings (loss) .............................         0.1%       0.0%      (1.7)%       0.7%
                                                                    =====      =====      =====       =====


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues were $42.9 million for the third quarter of 1998, representing an increase of $9.4 million or a 28% increase over the third quarter of 1997. Revenues are generated by providing a variety of service and repair logistics services. These are comprised of general parts distribution, sourcing, service provider alliances, original equipment manufacture outsourcing arrangements, as well as repair and remanufacturing. The Company saw a shift in revenue mix during the third quarter from general parts distribution to service provider alliances, mainly due to increased service logistics outsourcing agreements, which contributed primarily to the increase in revenues.

Gross margin as a percentage of net revenues decreased in the third quarter of 1998 to 28.8% from 29.6% in the same period in 1997. The Company's gross margin on each of its service offerings varies; therefore, any change in the services and repair logistics provided by the Company will impact the gross margin from quarter to quarter. During the third quarter of 1998, gross margin as a percentage of revenue declined due primarily to a higher mix of lower margin service logistics outsourcing business.

Selling, general and administrative expenses ("SG&A") as a percentage of net revenues decreased to 25.0% in the third quarter of 1998 compared to 26.2% incurred in the third quarter of 1997. The decrease as a percentage of net revenues was primarily attributable to better freight management and lower telephone expense.

Depreciation and amortization increased by $187,000 for the quarter ended September 30, 1998, compared with the same period in 1997. Depreciation and amortization as a percentage of net revenues, however, declined to 2.6% for the third quarter of 1998 compared to 2.8% in the same period of 1997 due to the fact that revenues increased faster than capital expenditures in 1998.

Interest expense, net as a percentage of net revenues increased to 1.1% during the third quarter of 1998 from 0.6% during the same period of 1997 due to a higher average outstanding balance on the Company's revolving line of credit during the third quarter of 1998.

In the third quarter, the Company underwent certain management changes including the appointment of Avery More, the Company's largest shareholder and Chairman of the Board, as Chief Executive Officer. Mr. More will be actively involved in the day-to-day business operations of the Company. The new management initiated a review of the Company's strategies and business focus. As a result, a process of reviewing existing policies, procedures and methodologies utilized for the valuation of assets and liabilities recorded in the balance sheet, including inventory, accounts receivable and intangible assets was initiated. The outcome of this analysis has not yet been completed but is expected to be completed by the end of 1998. The results of this analysis could have a material adverse impact through non-cash charges on the financial position and the results of operations of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net revenues were $119.7 million for the first nine months of 1998, representing an increase of $22.0 million or a 22.6% increase over the first nine months of 1997. The increase was primarily attributed to the increase in service logistics outsourcing agreements with the Company's service provider alliances.

Gross margin as a percentage of net revenues increased in the first nine months of 1998 to 29.2% from 29.1% in the same period in 1997. The Company's gross margin on each of its service offerings varies; therefore, any change in the mix of services and repair logistics provided by the Company will impact the gross margin from quarter to quarter.

SG&A as a percentage of net revenues increased to 28.2% in the nine months ended September 30, 1998, compared to 24.8% in the same period of 1997. The increase as a percentage of revenue was principally due to three factors. The first factor was an increase in employee expenses resulting from new employees hired and trained to handle an OEM repair contract, and overtime and temporary workers to assist in the conversion to the Company's automated warehouse management system. The second factor was a non-recurring charge related to the termination of an unprofitable warranty processing program with an OEM customer with whom the Company has other successful programs pending. The third factor was an increase in freight expense resulting from deficiencies in freight monitoring, control and billing processes. These deficiencies were identified in the second quarter of 1998 in connection with the warehouse management system conversion and management believes that proper controls are now in place.

Depreciation and amortization increased as a percentage of net revenues to 2.8% in the first nine months of 1998 compared to 2.6% in the same period of 1997. The increase was due to a higher asset base in 1998 resulting from the significant capital expenditures made by the Company during 1997.

Interest expense, net as a percentage of net revenues increased to 0.9% during the first nine months of 1998 from 0.5% during the same period of 1997 due to a higher average outstanding balance on the Company's revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently maintains a $20 million revolving bank credit facility which matures in June 1999. During the second quarter and again in the third quarter of 1998, the Company exceeded an agreed upon ratio which triggered a total borrowing base availability calculation (asset-based calculation), which is based upon defined percentages of eligible accounts receivable and inventory. As a result, the amount currently available under the Company's credit facility is limited to the lesser of $20.0 million or calculated availability based on the asset-based calculation. The Company's available credit facility at September 30, 1998 was $20.0 million. The Company intends to renegotiate or replace the credit facility in the fourth quarter of 1998.

The Company was not in compliance with certain financial performance covenants at September 30, 1998. The Company has received a waiver from its lenders with respect to the covenants and intends to renegotiate or replace the facility. The inability of the Company to replace the facility or to obtain similar alternate financing sources could have a material adverse impact on the liquidity and capital resources of the Company.

The Company has historically been a net user of cash from operating activities and has financed its capital expenditure requirements from revolving credit, lease financing agreements and equity financing. Cash used in operating activities during the first nine months of 1998 was $3.8 million as compared with cash used in operating activities of $1.7 million for the first nine months of 1997. The change in cash used in operations was primarily due to the change in net earnings (loss) for the period as well as the increase in inventory and accounts receivable that was necessary to support higher revenues of the Company.

Capital expenditures totaled $4.1 million for the first nine months of 1998 compared with $4.0 million in 1997. Expenditures in the 1998 period were primarily related to the Company's new warehouse management system.

YEAR 2000 COMPLIANCE

The Company's management recognizes the need to ensure that its operations and relationships with vendors, customers and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, the Company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. Although, the Company's assessment indicated that the significant information technology systems would not be affected, that assessment however, indicated that the software and hardware used in the Company's telephone equipment would be at risk. The affected systems are the Company's primary sources of receiving customer orders. With modification or replacement, the Company believes the Year 2000 issue can be mitigated. However, if such modifications or replacements are not made, or not completed timely, the Year 2000 issue could have a significant adverse impact on the operations of the Company.

The Company has also established a program to review its product line and identify date-sensitive parts and the level of Year 2000 compliance that the part supports. This program is to ensure that customers receive products that are Year 2000 compliant, or at a minimum, are made aware of products that are not compliant.

The Company also depends on the systems of its suppliers and customers. Consequently, the Company is in the process of receiving adequate assurances from its suppliers and customers that those systems on which the Company relies are or will be Year 2000 compliant before the end of 1999.

To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have not yet been developed, but are expected to be developed and implemented by the end of 1999.

Management estimates that the total cost of the above initiatives to be $500,000 and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of September 30, 1998, approximately $100,000 has been expensed.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Should the critical applications fail to perform properly in response to the Year 2000 issue, the Company could be unable to receive and ship a substantial number of orders received by their telephone systems. The amount of potential lost revenue cannot be reasonably estimated at this time. Further, the failure of the Company or third parties upon which the Company relies, to identify Year 2000 issues and successfully and timely resolve them could have a material adverse impact on the operations of the Company.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new and the non-termination of existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient purchasing of parts and processing of sales orders; the quality of the Company's plans and strategies and the ability of the Company to execute such plans and strategies; and the Company's, as well as its vendors, customers and other third parties ability to become Year 2000 compliant.

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

         A.    EXHIBITS

               The following exhibits are filed as part of this report:

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
3.1+           Restated Certificate of Incorporation of the Company

3.2++          Amended and Restated Bylaws of the Company

10.1+++ Credit Agreement among the Company, certain lenders and NationsBank, N.A., as administrative lender

10.2+v Stock Option Plan, including form of Stock Option Agreements, as amended

10.3+v         Director Compensation Plan

10.4v          Employee Stock Purchase Plan

10.5* Waiver and Third Amendment to Credit Agreement among the Company, certain lenders and NationsBank, N.A., as administrative lender

27.1*          Financial Data Schedule

27.2*          Restated Financial Data Schedule

--------------

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

*    Filed herewith.

B.   REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the registrant during the three
     (3) months ended September 30, 1998.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PC SERVICE SOURCE, INC.
                                           -----------------------
                                           (Registrant)


November 16, 1998                          /s/ Avery More
                                           -----------------------
                                           Avery More
                                           Chairman and Chief Executive Officer


                                           /s/ Robert J. Boutin
                                           -----------------------
                                           Robert J. Boutin
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
  NO.          DESCRIPTION
-------        -----------
3.1+           Restated Certificate of Incorporation of the Company

3.2++          Amended and Restated Bylaws of the Company

10.1+++ Credit Agreement among the Company, certain lenders and NationsBank, N.A., as administrative lender

10.2+v Stock Option Plan, including form of Stock Option Agreements, as amended

10.3+v         Director Compensation Plan

10.4v          Employee Stock Purchase Plan

10.5* Waiver and Third Amendment to Credit Agreement among the Company, certain lenders and NationsBank, N.A., as administrative lender

27.1*          Financial Data Schedule

27.2*          Restated Financial Data Schedule
--------------

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