Form 10-K
period 1998-12-31
PC SERVICE SOURCE INC
filed 1999-04-01
CIK 919999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)
     X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -----                SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       Registrant's telephone number, including area code: (972) 481-4000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                    5,773,820
         (Title of class)                        (Number of Shares Outstanding
                                                    as of March 23, 1999)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $4,580,940. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on March 23, 1998, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 5% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive proxy statement concerning the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         PC Service Source, Inc. ("PCSS" or the "Company") is the leading provider of logistics services ("Service Logistics") to the personal computer ("PC") hardware repair industry. Service Logistics distribution includes sourcing and distributing spare parts, inventory management, warranty claims processing, parts repair and related functions. Service Logistics also includes notebook repair. The foundation of the Company's Service Logistics is its ability to provide accurate, efficient and rapid delivery of repair parts or repaired units to its customers. PCSS is the largest independent distributor of parts used in the repair of PCs in North America, distributing over 440,000 different parts to approximately 20,000 PC service providers such as independent service organizations, original equipment manufacturers' service operations and PC resellers (collectively, "Service Providers"). Service Providers purchase replacement parts for the service and repair of PCs and peripherals. These parts may be purchased directly from the Original Equipment Manufacturer ("OEM") or from any of the hundreds of independent distributors, the largest of which is PCSS. The Company currently maintains in its inventory over 24,000 different parts. These parts include printer parts, logic boards, controllers, disk drives, monitors, memory boards, cables and related hardware. PCSS has established vendor relationships for repair parts with over 30 leading OEMs, including Canon, Compaq, Dell, Epson, Hewlett-Packard, IBM, Lexmark, Okidata and Toshiba. To complement its distribution operations, PCSS seeks to supply additional value-added services to OEMs and Service Providers to allow OEMs and Service Providers to outsource a substantial portion of their Service Logistics.

         PCSS has leveraged its Service Logistics capabilities and strong vendor relationships to establish outsourcing arrangements with OEMs. Under the terms of an OEM outsourcing arrangement, the OEM may re-route authorized Service Providers, customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business.
See "Business -- Services."

         PCSS believes an important factor in an OEM's decision to outsource Service Logistics functions is the extent to which such an arrangement relieves the OEM of functions outside of the OEM's core competencies. These service and warranty logistics areas often include repair activities. To support this function and encourage OEMs to consider outsourcing functions to PCSS, the Company commenced its own repair operations through PC Service Source Repair Services ("PCSS Repair Services") during 1995 (formerly known as Cyclix Engineering Corporation). The principal business objectives of PCSS Repair Services are to provide centralized rapid turnaround notebook computer repair, and subsystem repair capabilities to OEMs. PCSS believes its repair capabilities through PCSS Repair Services are an important aspect of the full range of value-added services it offers to OEMs.

         The Company's principal executive offices and mailing address are 2350 Valley View Lane, Dallas, Texas 75234, and its telephone number is (972) 481-4000. The Company was incorporated in Delaware in January 1990. PCSS Repair Services, a wholly-owned subsidiary of the Company, was incorporated in Texas in June 1995. PCSS Repair Services was originally formed as an eighty-five percent (85%) owned subsidiary of the Company. The balance of PCSS Repair Services was owned by members of management of PCSS Repair Services. In 1998, the Company repurchased the minority interests held by management of PCSS Repair Services. Hi-Tek Services, Inc., a wholly-owned subsidiary of PCSS Repair Services, was incorporated in California in April 1989.

OPERATIONS

         PCSS conducts its parts distribution and processing business principally from its 155,200 square foot distribution center at its Alliance Airport facility located in the Dallas/Fort Worth Metroplex. Recognizing the immediate demands of its service customers, PCSS established an automated and integrated order processing and distribution system which allows the Company to provide efficient and accurate delivery of products on a next day basis. The Company has also established a system of "work cells" for receiving, recording and warehousing daily supply shipments. All parts maintained in the Company's inventory are bar coded and tracked throughout the facility through radio frequency scanning equipment that is integrated with the Company's computer network. Parts are received daily from OEMs and other suppliers, bar coded and shelved in the Company's warehouse for quick access based on real-time daily demand.

         In addition, many PC and peripheral replacement parts are remanufactured from returned goods in need of repair. For example, a part may no longer work because one of its many components is defective. When a Service Provider purchases a replacement for a defective part, the defective part ("core") may often be returned for credit. The core may then be repaired and resold as a remanufactured part. Service Providers often prefer remanufactured parts because they have performance specifications equivalent to newly manufactured parts at a lower cost. This aspect of the PC parts business requires that the Company distribute new or remanufactured parts to its customers, collect defective but repairable parts and then administer the remanufacturing of those parts which are offered for resale. Therefore, unlike many distribution businesses, products flow to and from the Company and its customers, and to and from its suppliers. In addition to new parts being received and shelved daily, cores are also received daily from customers, sorted and distributed to the Company's remanufacturing subcontractors, including PCSS Repair Services. Following the remanufacturing of a core, it is bar coded and replaced in inventory.

         Under the terms of the Company's OEM outsourcing arrangements, the OEMs re-route calls from authorized service providers, customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. Typically, when an OEM receives a call from an authorized Service Provider, customer or dealer for a warranty or non-warranty part, the OEM will re-route the call via a dedicated T-1 phone line directly to the Company's call center for handling and order processing. Service Providers and other customers of the Company can make purchases 24 hours a day, 365 days a year by credit card, cash on delivery, or, for approved accounts, by open account. Small and medium volume Service Providers typically call through a regionally specific toll free phone number to access a team of dedicated account representatives to place orders for next-day delivery. A larger volume customer typically has a representative or team of representatives dedicated to its account.

         Utilizing its high capacity Computer Telephony Integrated system, the Company's call center automatically routes customer calls, including calls re-routed to the Company by an OEM, to the appropriate account representative. Each account representative has a work station that provides access to the Company's information system, through which the account representative may retrieve detailed information about accounts, products and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a majority of parts in inventory from the account representative's work station and fax the image to the Service Provider to confirm the identification of the ordered part. Once the order is placed, the account representative immediately transmits the order to the distribution center where the part is picked, packed and shipped in accordance with the Service Provider's request, usually the same day the order is placed.

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

SERVICES

         The Company offers a wide range of value-added Service Logistics to Service Providers and OEMs. These services capabilities, in combination with the Company's core distribution expertise, effectively allow PCSS to handle many of the hardware related post-sales support functions for its customers. PCSS offers these Service Logistics in two formats, Service Provider alliances and OEM outsourcing arrangements, each based on the demands of its customers.

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

         The Company has entered into Service Provider alliances with CompUSA, TSS and Vanstar (which has subsequently merged with InaCom), among others. See "Business--Customers and Suppliers." Generally, these types of arrangements may be terminated by either party at any time, but the Company enters into Service Provider alliances with the expectation that these arrangements will lead to long-term relationships or contracts with those parties.

         OEM Logistics Outsourcing. PCSS seeks arrangements with OEMs of PCs and peripherals to handle a defined portion of the related parts distribution and warranty processing functions. Under the terms of such an OEM outsourcing arrangement, the OEM directs some or all of its customers and dealers to the Company for some or all of the OEM's warranty and non-warranty parts business. PCSS believes these arrangements benefit OEMs by reducing infrastructure needs, reducing the amount of capital committed by the OEM to the non-core segments of its business and improving customer service and responsiveness. The Company believes that as a specialist in managing the key business functions associated with parts distribution, which includes its expertise in two-way distribution logistics, the Company is able to provide parts and related Service Logistics at lower costs and greater reliability than the manufacturers themselves can provide such services. The Company has entered into arrangements with OEMs such as Compaq, Dell and Toshiba for handling limited functions for those OEMs.

         In November 1998, the Company entered into an agreement with Hewlett-Packard, which represented the Company's first full Service Logistics outsourcing program. PCSS was selected to be the exclusive provider of in-warranty and a provider of post-warranty spare parts support for HP's Pavilion line of desktop computers. This support encompasses all Pavilion desktop models, including parts distribution logistics and warranty transaction processing, for HP's on-site service provider, inventory forecasting and planning, as well as return-to-vendor repair logistics to meet HP defined service levels. This partnership represents the first to utilize the full Service Logistics outsourcing capabilities offered by PCSS. This arrangement and the other arrangements referred to above may generally be terminated by either party at any time. The Company, however, has entered into them with the expectation that these arrangements will lead to long-term relationships with these parties.

         Repair. In June 1995, PCSS established PCSS Repair Services, a provider of parts repair outsourcing services, to further enhance the broad array of Service Logistics offered by the Company to its OEM customers. The Company also conducts a portion of its subsystem repair operations through PCSS Repair Services. In 1998, the Company expanded the operations of PCSS Repair Services to include the repair of notebook computers on an expedited basis, generally within 24 hours of when the broken unit is received. The Company also consolidated the west coast repair facility of PCSS Repair Services with its Irving, Texas facility during 1998.

         PCSS believes that its repair capabilities through PCSS Repair Services are an important aspect of the full range of value-added services it offers to OEMs in an effort to outsource larger functions of the OEM's service and warranty logistics functions. The offerings of PCSS Repair Services include rapid turnaround notebook repair, subsystem repair and component refurbishment. Regarding the notebook repair operations, the Company is capable of receiving, repairing and shipping the repaired notebooks back to the customer within 24-hours of its receipt. Subsystem repair is provided at the component-level for LCD panels, computer boards and power supplies. PCSS Repair Services has entered into notebook repair arrangements with Gateway, Apple and Dell. These arrangements may generally be terminated by either party at any time, but the Company enters into them with the expectation that these arrangements will lead to long-term relationships with those parties.

         CertiParts(TM). PCSS has also recently created a private brand of remanufactured parts that are tested and reworked by the Company prior to sale. Many of the Company's customers prefer a remanufactured part over a new part because the remanufactured part often has the performance specifications equivalent to a new part, but costs less. CertiParts was developed to fill this recognized market demand for reliable, competitively priced parts.

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

         The Company maintains a sophisticated call center utilizing an Aspect switch, which is integrated with the Company's information system. The information system is a Unix server based Hewlett-Packard 9000 series of computers utilizing an Informix based system customized to the Company's requirements.

The CTI system is an essential element of the call center's operation, automatically routing customer calls to the appropriate account representative, providing the account representative with all account information relevant to the call being answered and monitoring capabilities which is used by management to improve efficiency and customer services. The Company compiles and analyzes data on, among other things, the amount of time a customer waits until the customer's call is answered, the accuracy of information conveyed by account representatives, as well as the status of any particular shipment. During 1998, the call center handled approximately 2,100,000 calls, allowing PCSS to ship approximately 957,000 packages. Each account representative has a work station that provides access to the Company's information system, through which the account representative may retrieve detailed information about customers, products and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a majority of parts in inventory from the account representative's work station and fax the image to the customer to confirm the identification of the ordered part.

         PCSS has also developed capabilities which allow pre-approved customers to place orders via the world wide web, reducing the order processing costs for both the Company and the customer. The Company believes that this capability will increasingly become a requirement by many customers and some suppliers and, accordingly, the Company will continue to invest in enhancing those capabilities.

SALES AND MARKETING

         The Company views Service Logistics as a value-added service business. As such, sustaining the growth of the Company is dependent upon building and maintaining relationships and loyalties with Service Providers as well as OEMs. The Company maintains a Service Provider sales force. Account managers are assigned to maintain relationships with the Company's largest national accounts and are assigned other accounts based on the customers' market segment. The Company also has a separate sales force focusing on OEM repair and outsourcing arrangements. The Company's sales representatives visit major OEMs, Service Providers and attend various trade shows.

         The Company advertises its parts and services in recognized trade magazines, participates at trade shows, distributes news releases, and makes direct mailings to potential customers. Customers rely upon the Company's advertisements, newsletters and frequent mailings as a source for product information, including pricing. In addition, the Company maintains a presence on the world-wide web at http://www.pcservice.com. The Company has applied for or registered its PC SERVICESOURCE(R), RIGHT PARTS RIGHT NOW(R), PC SERVICENET(R), CERTIPARTS(TM), PARTS POINTK, PC PARTS NETK and PC WINK marks and related design service marks. The Company also conducts customer satisfaction surveys and purchases market research data to maintain continuous insight into marketplace trends and requirements.

         The Company provides comprehensive training to its sales and account representatives regarding technical characteristics of products and the Company's policies and procedures. Each new account representative attends a three-week course given by the Company. In addition, the Company's ongoing training program for sales and account representatives is supplemented by product seminars offered by OEMs.

CUSTOMERS AND SUPPLIERS

         PCSS sells parts to customers throughout the United States, Canada and Latin America, as well as in other countries. In 1999, Vanstar, which accounted individually for approximately 16% of the Company's net revenues in 1998, notified the Company of its intention to cancel the exclusive contract with the Company effective as of June 1999. Although the Company anticipates still doing business with Vanstar, any such business after June 1999 will not be on an exclusive basis and may be significantly less than in 1998 and prior years.

         The Company sells a variety of parts to approximately 20,000 Service Providers, including Best Buy, Circuit City, Decision One, Tandy Services and Wang. In addition, the Company has entered into Service Provider alliances with CompUSA, TSS and Vanstar (which has subsequently merged with InaCom), among others. PCSS also entered into outsourcing arrangements with OEMs, such as Compaq, Dell, Hewlett-Packard and Toshiba to outsource various service logistics functions. See "Business -- Services." These arrangements with Service Providers and OEMs may generally be terminated by either party at any time, but the Company has entered into them with the expectation that these arrangements will lead to long-term relationships with these parties.

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

COMPETITION

         The Company is the leading provider of Service Logistics to the PC repair and maintenance industry. These Service Logistics include distribution and sourcing of spare parts, inventory management, warranty claims, parts remanufacturing and related functions. Management believes that the Company is the largest independent distributor of parts used in the repair of PCs in North America, distributing over 440,000 different parts for PCs (of which it maintains over 24,000 in its inventory) to approximately 20,000 service and maintenance providers.

         The market for the Company's products is large but fragmented. Competition in the industry is widespread and comes from other independent distributors (including various small independents) that are not affiliated with an OEM, as well as from the OEMs themselves. When OEMs act as distributors, they typically distribute only their own products. Independent distributors typically distribute a variety of manufacturers' parts. Among the Company's major independent competitors is The Cerplex Group, EFTC Corp., Genicom Corp. and Sequel Inc. Certain of these competitors, such as the OEMs, are large and have substantially greater financial and other resources than the Company.

         The Company believes that its growth is attributable to its ability to consistently process customer orders and supply needed parts on demand, with rapid delivery, and at competitive prices. Management believes that these competitive factors will continue to govern customer decisions in the foreseeable future.

EMPLOYEES

         As of March 1, 1999, the Company had 922 full time employees, of which 183 were in the customer service center, 183 were in administration, 43 were in sales, 124 were warehouse services and 389 were engineers or technicians. The Company is not party to any collective bargaining agreement and believes relations with its employees are satisfactory.

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

         In 1995, the Company entered into a 10-year build-to-suit lease for a 155,200 square foot distribution center near the Alliance Airport near Fort Worth, Texas, out of which parts are received, processed and shipped. The Company has a build-to-suit lease option for an additional 100,000 square feet at that location.

         The Company has a lease that expires in June 2001, for approximately 81,500 square foot facility in Irving, Texas which houses the remanufacturing operations of PCSS Repair Services. The Company has the option to renew the lease for an additional 3-year term.

         The Company has a lease for approximately 50,500 square feet in a facility in Hayward, California, which the Company used for its west coast remanufacturing operations of PCSS Repair Services. In connection with the Company's decision to consolidate its west coast manufacturing operations with its Irving, Texas, facility, the Company has provided the landlord with its written notice terminating this lease. The Company's obligations under this lease run through January 2001, unless this facility is leased to another tenant prior to such time.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning November 4, 1998, the Company's stockholders considered and approved at a special meeting of stockholders held on December 18, 1998, a proposal to amend the Company's Stock Option Plan to increase the number of authorized shares from 1,000,000 to 1,500,000. This proposal was approved at the December 18, 1998, special meeting and the number of votes cast for and against, as well as the number of abstentions, were as follows:


                  For:                      3,191,184
                  Against:                    903,602
                  Abstentions                   8,600

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PCSS."

         For the periods indicated below, the following table sets forth the high and low closing prices of the Company's common stock as reported on Nasdaq.


                                     1998 CLOSING PRICES           1997 CLOSING PRICES
                                     -------------------           -------------------
           CALENDAR PERIOD          LOW              HIGH          LOW            HIGH
           ---------------          ---              ----          ---            ----
January 1-March 31                  $4.38            $5.81         $6.13          $9.88
April 1-June 30                      3.88             5.44          5.50           8.25
July 1-September 30                  2.50             4.25          6.00           8.00
October 1-December 31                2.19             4.38          4.78           6.50


         As of March 23, 1999, there were 98 record holders of the Company's common stock. The Company estimates that there were approximately 2,100 beneficial owners of its common stock as of the same date. The Company has not declared or paid any cash dividends on the common stock since its organization. Under the terms of the Company's revolving bank line of credit, the Company's ability to pay cash dividends to its stockholders is restricted.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial information regarding the Company's financial position and operating results for the five-year period ended December 31, 1998, are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

                    (In thousands, except per share amounts)


  OPERATING RESULTS:                                                 YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                    1998           1997          1996         1995           1994
                                                 ---------      ---------     ---------     ---------      ---------
   Net revenues ............................     $ 160,773      $ 131,843     $ 110,146     $  68,690      $  42,267
   Cost of revenues(1) .....................       115,807         94,159        78,001        49,766         30,171
                                                 ---------      ---------     ---------     ---------      ---------
      Gross margin .........................        44,966         37,684        32,145        18,924         12,096
   Operating expenses:
      Selling, general and administrative(1)        47,930         33,271        26,457        17,241          8,746
      Restructuring charges(1) .............         2,969             --            --            --             --
      Loss incurred from terminated supply
        agreement(2) .......................            --             --            --         1,935             --
      Depreciation and amortization ........         4,674          3,504         2,151         1,510            384
                                                 ---------      ---------     ---------     ---------      ---------
            Total operating expenses .......        55,573         36,775        28,608        20,686          9,130
                                                 ---------      ---------     ---------     ---------      ---------
      Earnings (loss) from operations ......       (10,607)           909         3,537        (1,762)         2,966
   Net interest expense (income) ...........         1,605            739           577           473           (115)
                                                 ---------      ---------     ---------     ---------      ---------
      Earnings (loss) before income taxes ..       (12,212)           170         2,960        (2,235)         3,081
   Income tax expense (benefit) ............            --             64         1,089          (730)         1,186
                                                 ---------      ---------     ---------     ---------      ---------

       Net earnings (loss) .................     $ (12,212)     $     106     $   1,871     $  (1,505)     $   1,895
                                                 =========      =========     =========     =========      =========
   Earnings (loss) per share - basic .......     $   (2.12)     $    0.02     $    0.38     $   (0.39)     $    0.52
   Earnings (loss) per share - diluted .....     $   (2.12)     $    0.02     $    0.35     $   (0.39)     $    0.46
   Weighted average common shares
       outstanding - basic .................         5,762          5,750         4,970         3,900          3,631
   Weighted average common shares
       outstanding - diluted ...............         5,762          5,882         5,285         3,900          4,103


BALANCE SHEET DATA:                                DECEMBER 31,
                               1998        1997        1996        1995       1994
                               ----        ----        ----        ----       ----
Working capital              $ 6,192      $23,737     $23,494     $15,310    $10,702
Total assets                  62,734       55,158      50,174      33,127     20,015
Long-term debt                 2,677        8,695       3,059      10,165        873
Stockholders' equity          20,140       32,334      32,196      11,603     13,081

----------------


(1) The 1998 net loss includes pretax charges totaling $6.4 million related to certain non-recurring items, including a $3.0 million charge in connection with the consolidation of the repair operations, which is captioned as restructuring charges; $2.2 million of charges related to severance and other expenses included in selling, general and administrative expenses and $1.2 million, net, resulting from a review of policies, procedures and methodologies undertaken by management included in cost of revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) 1995 results include a non-recurring, pre-tax charge of $1.9 million related to the supply agreement with Intelogic Trace, Inc. ("Intelogic") which was terminated in connection with the bankruptcy of Intelogic.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         PC Service Source, Inc. (the "Company") provides logistics services ("Service Logistics") to the personal computer ("PC") hardware repair industry. Service Logistics distribution includes sourcing and distributing spare parts, inventory management, warranty claims processing, parts repair and related functions. Service Logistics also includes notebook repair. During the third quarter of 1998, the Company underwent certain management changes, which included the appointment of a new Chief Executive Officer and Chief Financial Officer. Management then initiated and completed a comprehensive review of the Company's strategies and business focus. In connection with this review, management reviewed the policies, procedures and methodologies previously utilized by the Company to value its assets and liabilities, and recorded approximately $6.4 million of non-recurring charges in the fourth quarter of 1998. The major components of the charges were (a) a $3.0 million charge in connection with the consolidation of the Company's west coast repair facility into its Irving, Texas facility, which included future lease commitments, severance and the write-off of goodwill associated with the west coast operations, (b) a $2.2 million charge related to severance in connection with a reduction of workforce and other expenses included in selling, general and administrative expenses and (c) charges totaling $1.2 million, net, resulting from management's review and modification of existing policies, procedures and methodologies for valuing the Company's assets and liabilities included in cost of revenues.

RESULTS OF OPERATIONS

         The following table displays the Company's statements of operations as a percentage of net revenues for the three years ended December 31, 1998:


                                               1998         1997        1996
                                               ----         ----        ----
Net revenues                                    100.0%       100.0%      100.0%
Cost of revenues                                 72.0         71.4        70.8
                                             --------     --------    --------
     Gross margin                                28.0         28.6        29.2
                                             --------     --------    --------

Operating expenses:
     Selling, general and administrative         29.8         25.2        24.0
     Restructuring charges                        1.9         --          --
     Depreciation and amortization                2.9          2.7         2.0
                                             --------     --------    --------
              Total operating expenses           34.6         27.9        26.0
                                             --------     --------    --------
     Earnings (loss) from operations             (6.6)         0.7         3.2

Net interest expense                              1.0          0.6         0.5
                                             --------     --------    --------
     Earnings (loss) before income taxes         (7.6)         0.1         2.7
Income tax expense                               --           --           1.0
                                             --------     --------    --------
     Net earnings (loss)                         (7.6)%        0.1%        1.7%
                                             ========     ========    ========


YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         The Company recognized a 21.9% increase in net revenues for the year ended December 31, 1998, with $160.8 million in revenues compared to $131.8 million for the year ended December 31, 1997. The increase in net revenues is primarily the result of a contract to provide service parts on a exclusive basis to Vanstar that began in the first quarter of 1998. In addition, the Company increased its notebook repair services business in 1998.

         In February 1999, Vanstar notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. Although the Company anticipates that it will continue to do business with Vanstar after June 1999, any such business will not be on an exclusive basis and may be significantly less than in 1998.

         Gross margin as a percentage of net revenues decreased to 28.0% from 28.6% in 1997. Since the gross margin is different for each line of computer spare parts which the Company sells, changes in the mix of parts sold by the Company during a particular period affect the Company's gross margin. The decrease in gross margin was due to significantly lower repair service margins in 1998, which were the result of initiating several major customer relationships, as well as a 200% increase in the repair business.

         Selling, general and administrative expenses as a percentage of net revenues rose to 29.8% in 1998 from 25.2% in 1997. The primary reasons for this increase were (a) deficiencies in the freight monitoring, control and billing process, which were identified and corrected in the second quarter of 1998, (b) increased personnel related costs for the conversion of the Company's automated warehouse management system, (c) a charge related to a discontinued, unprofitable warranty processing program, (d) changes related to management's review and modification of the policies, procedures and methodologies for valuing the Company's assets and liabilities and (e) increased occupancy costs primarily related to the repair services operations. During the fourth quarter 1998, the Company reviewed its various customer programs and segmented those programs based on customer requirements. Specific service levels, business terms and conditions and targeted profit levels were identified, implemented and established for each customer category. Management believes that the segmentation of customers and expense reduction programs should reduce selling, general and administrative expenses as a percentage of net revenues in 1999.

         Restructuring charges totaled 1.9% as a percent of net revenues in 1998. The charges totalled $3.0 million in connection with the consolidation of the Company's west coast repair facility into its Irving, Texas facility which included future lease commitments, severance and the write-off of goodwill associated with the west coast operations.

         Depreciation and amortization increased as a percentage of net revenues to 2.9% in 1998 compared to 2.7% in 1997. This increase was due to the 1998 capital expenditures and recognizing a full year of depreciation on the significant 1997 capital expenditures.

         Net interest expense increased slightly in 1998 to 1.0% of net revenues over 0.6% of net revenues in 1997. The increase is attributable to significantly greater average borrowings during 1998 versus 1997.

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

         Selling, general and administrative expenses as a percentage of net revenues rose from 24% in 1996 to 25.2% in 1997. The primary reasons for this increase were the hiring, training and development of personnel needed to support the increase in business mainly in the call center and distribution center, and additions to senior management necessary to grow and improve the business. Management does not believe this level of selling, general and administrative expenses is appropriate over the long term. However, to meet expected revenue growth PCSS must hire associates in anticipation of additional revenue as the period to recruit, hire and train account representatives can be six weeks or more. The Company experienced fluctuating average daily revenues throughout 1997 which made forecasting revenue, as well as required manning, difficult. PCSS is pursuing a number of productivity initiatives to lower selling, general and administrative expenses as a percent of revenues in 1998, including a new warehouse management system, expected to be operational in the first quarter, a call center activity monitoring system and a review of the Company's various customer programs to discontinue those which do not generate an appropriate profit margin.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of the quarter ended December 31, 1998, the Company was not in compliance with the financial covenants under its revolving credit facility with NationsBank, N.A. The Company received a waiver from NationsBank, N.A., with respect to the covenants and negotiated the terms of an amendment to this facility which contained revised financial covenants. On March 11, 1999, the Company entered into a new $25.0 million Revolving Line of Credit and Security Agreement with PNC Bank, National Association, the proceeds which were in part used to retire the revolving line of credit with NationsBank, N.A. The new Revolving Line of Credit carries a floating interest rate based on either LIBOR or the PNC prime rate, which were 7.4% and 10.25%, respectively, on March 11, 1999, is due in March 2002 and is secured by substantially all of the assets of the Company. As of March 11, 1999, the Company had $12.0 million outstanding under the new Revolving Line of Credit and $7.1 million of availability. The new credit facility prohibits the payment of dividends to common stockholders and contains customary covenants. The Company must also maintain a fixed charge coverage ratio (as defined in the Revolving Line of Credit). As of the date of this report on Form 10-K, the Company is in compliance with its new covenants.

         With the exception of 1997, the Company has historically been a net user of cash from operations, and has financed its working capital requirements and its capital expenditures from revolving credit, capital leases and equity financing. Cash used by operating activities during the year ended December 31, 1998 is $2.1 million compared with cash provided by operating activities in 1997 of $3.0 million. The change in cash used in operating activities to cash provided by operating activities is primarily due to the $12.2 million loss in 1998 compared to $0.1 million earnings in 1997, the increases in inventories and accounts receivable partially offset by the increase in accrued liabilities and accounts payable.

         Cash used in investing activities was $6.2 million for the year ended December 31, 1998. Capital expenditures totaled $5.8 million, $5.0 million and $3.2 million in 1998, 1997 and 1996, respectively. Capital expenditures during 1998 included improvements to the Company's management information systems, furniture and fixtures, and leasehold equipment at the Company's repair facility. The Company anticipates capital expenditures of approximately $3.0 to $4.0 million in 1999 for improvements and modifications to the Company information systems, warehouse equipment and other necessary equipment. The Company believes these expenditures are required to support and manage future profit growth of its business.

         The Company believes that its cash and its borrowing capability, together with equipment financing related to capital expenditures for the purchase of equipment, will be sufficient to meet its 1999 working capital and capital expenditure requirements

EFFECTS OF INFLATION

         The Company believes that the effects of inflation on its operations have not been material during the past three years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000

         The Company's management recognizes the need to ensure that its operations and relationships with vendors, customers and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, the Company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. Although the Company's assessment indicated that the significant information technology systems would not be affected, that assessment however, indicated that the software and hardware used in the Company's telephone equipment would be at risk. The affected systems are the Company's primary sources of receiving customer orders. Except for the telephone equipment, which will be replaced in 1999, the Company believes it has mitigated the Year 2000 issue by modifying or replacing the affected hardware and software.

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

         To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have been developed and are expected to be implemented by the end of 1999.

         Management estimates that the total cost of the above initiatives to be $500,000. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1998, approximately $150,000 has been expensed.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Should the critical applications fail to perform properly in response to the Year 2000 issue, the Company could be unable to receive and ship a substantial number of orders received by its telephone systems. The amount of potential lost revenue cannot be reasonably estimated at this time. Further, the failure of the Company or third parties upon which the Company relies, to identify Year 2000 issues and successfully and timely resolve them could have a material adverse impact on the results of operations and the financial condition of the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the Company under its variable rate debt revolving line of credit, for which the outstanding balance was $14.2 million as of December 31, 1998. A 1.0% change in the underlying

LIBOR or Prime rate would result in a $142,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact of the hypothetical interest rates on the Company's revolving line of credit outstanding as of December 31, 1998.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Consolidated Financial Statements together with the report thereon of Ernst & Young LLP and KPMG LLP are included in this report commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           During May and June 1998, the Company requested several independent accounting firms, including its existing independent auditor, to submit a proposal for providing audit and tax services to the Company. KPMG LLP, the Company's independent auditor at that time, advised the Company that it would not be participating in the request for proposal and resigned as the Company's independent auditor. At a meeting held on June 17, 1998, the Audit Committee of the Board of Directors of the Company approved the engagement of Ernst & Young LLP, as its independent auditor for the fiscal year ending December 31, 1998, to replace the firm of KPMG LLP.

           The audit reports of KPMG LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997, and December 31, 1996, and the subsequent interim period through June 11, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter in its reports. KPMG LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating it agreed with the foregoing statements. A copy of that letter, dated June 18, 1998, is filed as Exhibit 99.1 to the Company's Report on Form 8-K filed in June 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the heading "Election of Directors" of the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the heading "Executive Compensation" of the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the headings "Election of Directors -- Board Meetings and Committees of the Board," "Election of Directors -- Compensation of Directors" and "Certain Transactions" of the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

         The following financial statements of the Company and its subsidiaries are filed as a part of this report:


                                                                                       Page
                                                                                       ----
Reports of Independent Auditors.........................................................F-1
Consolidated Balance Sheets - December 31, 1998 and 1997................................F-3
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1998...............................................................F-5
Consolidated Statements of Stockholders' Equity -- For the Three Years
  Ended December 31, 1998...............................................................F-6
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1998...............................................................F-7
Notes to Consolidated Financial Statements..............................................F-8

         The following consolidated financial statement schedule of the Company is filed as a part of this report:

Financial Statement Schedule


                                                                                       Page
                                                                                       ----
Schedule II -- Valuation and Qualifying Accounts -- For the Three Years
  Ended December 31, 1998..............................................................F-19


         All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

         On December 9, 1998, the Company filed a report on Form 8-K reporting the Company's adoption and approval of its Amended and Restated Bylaws. The Amended and Restated Bylaws include a requirement of timely prior notice for director nominations or other business that a stockholder wishes to properly bring before a meeting of stockholders.

The following exhibits are filed as a part of this report:

Exhibit
Number                                         Exhibit
------                                         -------
3.1+++              Restated Certificate of Incorporation of the Company

3.2++               Amended and Restated Bylaws of the Company

4.1+                Specimen Certificate evidencing Common Stock

4.2*                Certificate of Designations of Series A Junior
                        Participating Preferred Stock

10.1*               Revolving Credit and Security Agreement by and among the
                        Company, its subsidiaries and PNC Bank, National
                        Association, as lender and as agent

10.2 +v             Stock Option Plan, including form of Stock Option
                        Agreements, as amended

10.3*               Rights Plan

10.4*               Stock Price Appreciation Plan

10.5+v              Director Compensation Plan

10.6v               Employee Stock Purchase Plan

10.7*               Fifth Amendment to Stock Option Plan

16v+                Resignation of KPMG LLP

21*                 Subsidiaries of the Company

23.1*               Consent of Ernst & Young LLP

23.2*               Consent of KPMG LLP

27*                 Financial Data Schedule


----------
+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 4, 1994, and declared effective on March 28, 1994.
++ Previously filed as an exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1998.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
+v Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
v Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
v+ Previously filed as an exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 18, 1998.
*             Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PC SERVICE SOURCE, INC.


March 31, 1999                       By: /s/ Avery More
                                        ----------------------------------------
                                           Avery More, Chairman of the Board and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


         SIGNATURE                                     CAPACITY

 /s/ Avery More                   Chairman of the Board and Chief Executive Officer
-----------------------------     (Principal Executive Officer)
     Avery More


/s/ Robert J. Boutin              Senior Vice President, Chief Financial Officer and
-----------------------------     Secretary, Director, (Principal Financial and
     Robert J. Boutin             Accounting Officer)



/s/ Morti Tenenhaus               Director
-----------------------------
     Morti Tenenhaus


/s/ Robert S. Leff                Director
-----------------------------
     Robert S. Leff


/s/ Edward Raymund                Director
-----------------------------
     Edward Raymund


/s/ Jay Haft                      Director
-----------------------------
     Jay Haft



                                  Director
-----------------------------
           Mark Hilz

Report of Independent Auditors


The Board of Directors and Stockholders of PC Service Source, Inc.


         We have audited the accompanying consolidated balance sheet of PC Service Source, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PC Service Source, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                      Ernst & Young LLP

Dallas, Texas
February 12, 1999, except
for the last paragraph
     of Note 1 and the first
     paragraph of Note 3,
     for which the date is
     March 11, 1999

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
PC Service Source, Inc.:

We have audited the accompanying consolidated balance sheet of PC Service Source, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. In connection with the audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index for the years ended December 31, 1997 and 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC Service Source, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1997 and 1996.




                                    KPMG LLP


Dallas, Texas
February 13, 1998

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)


                                                                                 December 31,
                                                                             -------------------
                                                                             1998           1997
                                                                             ----           ----
Current assets:
   Cash                                                                   $    940      $    717
   Accounts receivable, less allowance for doubtful accounts of $974
    and $977 at 1998 and 1997, respectively                                 19,212        15,973
   Inventories, less reserve for obsolescence of $6,469 and $2,407 at
    1998 and 1997, respectively                                             22,031        17,511
   Income taxes receivable                                                     699           668
   Deferred income taxes                                                     1,102         1,190
   Other current assets                                                      1,023         1,098
                                                                          --------      --------
      Total current assets                                                  45,007        37,157
                                                                          --------      --------

Property and equipment
   Computer equipment                                                       17,367        13,612
   Furniture and fixtures                                                    7,009         5,660
   Leasehold improvements                                                    1,993         1,284
                                                                          --------      --------
                                                                            26,369        20,556
   Accumulated depreciation and amortization                               (11,288)       (7,030)
                                                                          --------      --------
      Net property and equipment                                            15,081        13,526
                                                                          --------      --------

Goodwill, net of accumulated amortization of $451 and $222 at
   1998 and 1997, respectively                                               1,819         3,206
Other assets, net                                                              827         1,269
                                                                          --------      --------
                    Total Assets                                          $ 62,734      $ 55,158
                                                                          ========      ========

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(In thousands, except share and per share amounts)



                                                                                           December 31,
                                                                                           ------------

                                                                                       1998           1997
                                                                                       ----           ----
Current liabilities:
   Accounts payable                                                                 $ 14,058      $  8,864
   Accrued liabilities                                                                 9,129         3,403
   Current portion of obligations under capital leases                                 1,399         1,153
   Revolving line of credit                                                           14,229            --
                                                                                    --------      --------
      Total current liabilities                                                       38,815        13,420
                                                                                    --------      --------
Long-term debt - revolving line of credit                                                 --         5,535

Obligations under capital leases, excluding current portion                            2,677         3,160

Deferred income taxes                                                                  1,102           709

Commitments and contingencies                                                             --            --

Stockholders' equity
   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
    none issued                                                                           --            --
   Common stock, $.01 par value. Authorized 20,000,000 shares; issued 5,906,582
    and 5,891,082 shares at December 31, 1998 and 1997, respectively                      59            59
Additional paid-in capital                                                            30,996        30,978
Retained earnings (accumulated deficit)                                               (9,125)        3,087
Less treasury stock, at cost (132,762 common shares)                                  (1,790)       (1,790)
                                                                                    --------      --------
      Total stockholders' equity                                                      20,140        32,334
                                                                                    --------      --------
                    Total Liabilities and Stockholders' Equity                      $ 62,734      $ 55,158
                                                                                    ========      ========


See accompanying notes to consolidated financial statements

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 1998, 1997 and 1996
(In thousands, except share and per share amounts)


                                                  1998           1997          1996
                                                  ----           ----          ----
Net revenues                                   $ 160,773      $ 131,843     $ 110,146

Cost of revenues                                 115,807         94,159        78,001
                                               ---------      ---------     ---------
    Gross margin                                  44,966         37,684        32,145
                                               ---------      ---------     ---------

Operating expenses:
    Selling, general and administrative           47,930         33,271        26,457
    Depreciation and amortization                  4,674          3,504         2,151
    Restructuring charges                          2,969             --            --
                                               ---------      ---------     ---------
        Total operating expenses                  55,573         36,775        28,608
                                               ---------      ---------     ---------
    Earnings (loss) from operations              (10,607)           909         3,537

Net interest expense                               1,605            739           577
                                               ---------      ---------     ---------
    Earnings (loss) before income taxes          (12,212)           170         2,960

Income tax expense                                    --             64         1,089
                                               ---------      ---------     ---------
    Net earnings (loss)                        $ (12,212)     $     106     $   1,871
                                               =========      =========     =========

Earnings (loss) per share
    Basic                                      $   (2.12)     $     .02     $     .38
                                               =========      =========     =========
    Diluted                                    $   (2.12)     $     .02     $     .35
                                               =========      =========     =========

Weighted average common shares outstanding
    Basic                                          5,762          5,750         4,970
                                               =========      =========     =========
    Diluted                                        5,762          5,882         5,285
                                               =========      =========     =========

See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)


                                                                               Retained
                                         Common stock         Additional       earnings                      Total
                                     -------------------        paid-in      (accumulated)    Treasury    stockholders'
                                     Shares        Amount       capital        deficit)        stock          equity
                                     ------        ------       -------        --------        -----          ------
Balance at December 31, 1995        3,955,371     $      40     $  10,494     $   1,110      $     (41)     $  11,603
     Issuance of stock              1,439,000            14        18,531            --             --         18,545
     Exercise of stock options        150,129             2           442            --           (267)           177
     Exercise of stock warrants       335,082             3         1,479            --         (1,482)            --
     Net earnings                          --            --            --         1,871             --          1,871
                                    ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1996        5,879,582            59        30,946         2,981         (1,790)        32,196
     Issuance of stock                  1,500            --            10            --             --             10
     Exercise of stock options         10,000            --            22            --             --             22
     Net earnings                          --            --            --           106             --            106
                                    ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1997        5,891,082            59        30,978     $   3,087      $  (1,790)     $  32,334
     Exercise of stock options         15,500            --            18            --             --             18
     Net loss                              --            --            --       (12,212)            --        (12,212)
                                    ---------     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 1998        5,906,582     $      59     $  30,996     $  (9,125)     $  (1,790)     $  20,140
                                    =========     =========     =========     =========      =========      =========



See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)


                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                      1998          1997          1996
                                                                                      ----          ----          ----
Cash flows from operating activities:
    Net earnings (loss)                                                           $(12,212)     $    106      $  1,871
   Adjustments to reconcile net earnings (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                                                  4,674         3,504         2,151
      Deferred income taxes                                                            481          (181)          753
      Stock issuance for directors' compensation                                        --            10            24
      Restructuring charges                                                          2,969            --            --
      Changes in operating assets and liabilities:
        Accounts receivable                                                         (3,239)       (2,995)       (2,727)
        Inventories                                                                 (4,520)        2,079        (5,913)
        Other current assets                                                            75          (335)          (51)
        Accounts payable                                                             5,194         1,043        (1,055)
        Accrued liabilities                                                          4,476           803           697
        Income taxes receivable/payable                                                (31)         (706)          118
        Other, net                                                                      78          (360)         (195)
                                                                                  --------      --------      --------
          Net cash provided by (used in) operating activities                       (2,055)        2,968        (4,327)
                                                                                  --------      --------      --------

Cash flows from investing activities:
   Capital expenditures                                                             (5,813)       (4,999)       (3,244)
   Acquisitions                                                                       (384)       (2,451)       (1,975)
                                                                                  --------      --------      --------
          Net cash used in investing activities                                     (6,197)       (7,450)       (5,219)
                                                                                  --------      --------      --------

Cash flows from financing activities:
   Net revolving debt borrowings (payments)                                          8,694         2,482        (5,881)
   Proceeds from sale-leaseback transaction                                            963            --            --
   Principal payments under capital                                                 (1,200)         (955)         (454)
   lease obligations Net proceeds from public offering                                  --            --        18,521
   Proceeds from exercise of common stock options                                       18            22           177
                                                                                  --------      --------      --------
          Net cash provided by financing activities                                  8,475         1,549        12,363
                                                                                  --------      --------      --------

Net increase (decrease) in cash                                                        223        (2,933)        2,817
Cash at beginning of year                                                              717         3,650           833
                                                                                  --------      --------      --------
Cash at end of year                                                               $    940      $    717      $  3,650
                                                                                  ========      ========      ========

Supplemental cash flow disclosures:
   Interest paid                                                                  $  1,493      $    612      $    545
                                                                                  ========      ========      ========
   Income taxes paid (refunded), net                                              $   (461)     $    856      $    225
                                                                                  ========      ========      ========


See accompanying notes to consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a) Description of Business

               PC Service Source, Inc. and Subsidiaries (the "Company") are providers of logistic services ("Service Logistics") to the personal computer ("PC") hardware repair industry. Service Logistics distribution includes sourcing and distributing spare parts, inventory management, warranty claims processing, parts remanufacturing and related functions, and are provided to customers throughout the United States, Canada and Latin America, as well as other countries. Service Logistics also includes notebook repair.

               The net revenues, gross margin and total assets of the Service Logistics-distribution business account for in excess of 90% of the related total amounts before intersegment eliminations for 1998, 1997 and 1996.

           (b) Basis of Consolidation

               The consolidated financial statements include the accounts of PC Service Source, Inc. and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           (c) Inventories

               Inventories are stated at the lower of average cost or market and consist primarily of new and remanufactured personal computer parts.

           (d) Property and Equipment

               Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of assets, which range from 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the remaining term of the lease, which range from 5 to 7 years.

           (e) Goodwill

               Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefitted of 7 and 15 years.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


           (f) Revenue Recognition

               Revenue is recognized upon completion of services normally represented by shipment to the customer.

           (g) Advertising Costs

               Advertising costs are expensed as incurred. Advertising costs amounted to $596, $826 and $812 in 1998, 1997 and 1996, respectively.

           (h) Income Taxes

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

           (i) Use of Estimates

               The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

           (j) Comprehensive Income

               The Company adopted Statement of Financial Standards No. 130 (SFAS 130), Reporting Comprehensive Income, in the first quarter of 1998, which requires companies to disclose comprehensive income separately from net income from operations. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is equal to net earnings (loss) as presented on the Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


           (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

               Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

           (l) Noncash Financing and Investing Activities

               Capital lease obligations of $963, $1,368 and $2,866 were incurred for computer equipment and furniture and fixtures in 1998, 1997 and 1996, respectively.

               In 1997 and 1996, 1,500 and 1,500 shares of common stock, respectively, were issued to directors in lieu of cash payments for an expense of $10 and $24, respectively.

               In 1996, 128,038 shares of treasury stock were acquired upon the exercise of stock options and warrants.

           (m) Reclassification

               Certain previously reported financial information has been reclassified to conform to the 1998 presentation.

           (n) Fair Value of Financial Instruments

               The carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying value of the revolving line of credit outstanding approximates the estimated fair value since the obligation bears interest at current market rates.

           (o) Significant Customer

               In 1998, one customer accounted for approximately 16% of revenues. No other customer accounted for 10% or more in revenues in 1998 and no customer accounted for 10% or more in 1997 or 1996.

               In February 1999, this customer notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. Although the Company

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


               anticipates that it will continue to do business with this customer after June 1999, any such business will not be on an exclusive basis and may be significantly less than in 1998.

(2) INCOME TAXES

    Income tax expense for the years ended December 31 is presented below.


                    1998         1997         1996
                    ----         ----         ----
Federal:
    Current      $  (633)     $   247      $   272
    Deferred         384         (166)         777
State:
    Current          152           (2)          64
    Deferred          97          (15)         (24)
                 -------      -------      -------
                 $    --      $    64      $ 1,089
                 =======      =======      =======


    The reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate for the years ended December 31 is presented below.


                                                          1998        1997        1996
                                                          ----        ----        ----
Income taxes (benefit) at federal statutory rate        (34.0)%       34.0%       34.0%
State taxes, net of federal income tax benefit           (2.1)%        2.7%        2.7%
Change in valuation allowance                            30.9%         -- %        -- %
Other                                                     5.2%         0.9%        0.1%
                                                        -----         ----        ----
Effective rate                                            -- %        37.6%       36.8%
                                                        =====         ====        ====




    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are presented below.


                                                   1998         1997
                                                   ----         ----
Deferred tax assets:
Inventory costs                                   2,072          537
Net operating loss carryforwards                  1,434           --
Accrued expenses                                    899          190
Accounts receivable                                 363          361
Other                                               104          102
Valuation allowance                              (3,770)          --
                                                -------      -------
                   Total deferred tax asset       1,102        1,190

Deferred tax liability - depreciation             1,102          709
                                                -------      -------
                   Net deferred tax asset       $    --      $   481
                                                =======      =======

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


     The Company plans to carryback net operating losses of approximately $1,539 generated in 1998 to offset taxable income from previous years. The Company has net operating loss carryforwards of $3,725, which expires in the year 2012.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. As a result of this consideration, a valuation allowance of $3,770 is recorded as of December 31, 1998.

(3)  REVOLVING LINE OF CREDIT

     On March 11, 1999, the Company entered into a new $25,000 Revolving Line of Credit and Security Agreement with PNC Bank, National Association, which matures in March 2002 and is secured by substantially all of the assets of the Company. The proceeds of this facility were used in part to retire the then outstanding balance under a revolving line of credit with NationsBank, N.A. described below. The new credit facility has interest payable on the outstanding balance at a rate of 2.50% above the then current London Interbank Offering Rate (LIBOR) for LIBOR advances (7.4%) and the PNC prime rate advances (10.25%) as of March 11, 1999. As of March 11, 1999, the Company had $11,955 outstanding under the new Revolving Line of Credit and approximately $7,100 of availability. The total availability is calculated from the eligible accounts receivable and inventory as specified by the agreement. The new credit facility prohibits the payment of dividends to common stockholders and contains customary covenants, including a limitation on the amount of indebtedness the Company may incur. The Company must also maintain a fixed charge coverage ratio (as defined in the Revolving Line of Credit).

     The Company had a $20,000 Revolving Bank Credit Line (the Credit Line) of which $14,229 was outstanding as of December 31, 1998 that was scheduled to mature in June 1999. Outstanding borrowings under the Credit Line were collateralized by substantially all of the assets of the Company.

     Interest was payable on the outstanding borrowings at a rate of 1.00% to 3.50% above LIBOR for LIBOR advances (8.58% at December 31, 1998) and 0.00% to 2.00% above the prime rate for base rate advances (9.75% at December 31, 1998). The weighted average interest rates were 8.44%, 8.34% and 9.29% for 1998, 1997 and 1996, respectively.

(4)  LEASES

     The Company entered into capital leases for computer equipment and furniture and fixtures expiring in various years through 2003. Most recently, in 1998, the Company entered into a $963 capital lease through a sale-lease back transaction. Depreciation of assets under capital leases is included in depreciation and amortization expense. Interest rates on capitalized leases vary from 6.06% to 10.69% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


     Property held under capital leases, which is included in property and equipment, at December 31, 1998 and 1997, is presented below.


                                    1998       1997
                                    ----       ----
Computer equipment                $4,156     $3,193
Furniture and fixtures             2,849      2,849
                                  ------     ------
                                   7,005      6,042
Less accumulated amortization      3,297      2,039
                                  ------     ------
                                  $3,708     $4,003
                                  ======     ======




     The Company leases office and warehouse distribution space and equipment under various noncancellable operating leases with terms from three to ten years. Certain of the leases contain renewal options ranging up to five years. Total rental expense under operating leases was $2,430, $2,126 and $1,665 in 1998, 1997, and 1996, respectively.

     Future minimum lease payments under capital leases and noncancellable operating leases, excluding closed locations, are presented below.


                                                                      Capital              Operating
                                                                       Leases                Leases
                                                                       ------                ------
1999                                                               $     1,720           $     2,312
2000                                                                     1,452                 2,221
2001                                                                       999                 2,114
2002                                                                       415                 1,963
2003                                                                       142                 1,986
Thereafter                                                                 --                  3,224
                                                                   -----------           -----------
Total minimum lease payments                                             4,728           $    13,820
Less amount representing interest                                          652           ===========
                                                                   -----------
Present value of net minimum lease payments                              4,076
Less current portion of obligations under capital leases                 1,399
                                                                   -----------
Obligations under capital leases, excluding current portion        $     2,677
                                                                   ===========



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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


     At December 31, 1998, the Company had reserved 1,574,918 shares of common stock for future issuances in connection with its stock option plan, stock price appreciation plan, employee stock purchase plan and outstanding warrants.

(6)  STOCK OPTIONS

     In 1992, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant incentive and nonqualified options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,500,000 shares (increased from 1,000,000 shares in 1998) of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. Stock options generally become exercisable and vest at a rate of 33% per year from the date of grant and generally carry an expiration date of ten years subsequent to the date of grant. At December 31, 1998, there were 153,250 additional shares available for grant under the Plan.

     In March 1998, the Compensation Committee of the Board of Directors approved a program under which certain option holders canceled their existing option agreements in exchange for a new agreement covering a reduced number of options with an exercise price of $4.75, the fair market value of the Company's common stock at March 1, 1998. The Company cancelled agreements covering 460,500 options with exercise prices ranging from $9.00 to $14.50, in exchange for agreements covering 318,250 options. The new option agreements vest over three years.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options since January 1995 under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) would be adjusted to the pro forma amounts indicated below:


                                                 1998          1997           1996
                                                 ----          ----           ----
Net earnings (loss):
   As reported                            $   (12,212)$         106   $      1,871
   Pro forma                                  (12,364)         (264)         1,643

Earnings (loss) per share as reported:
   Basic                                        (2.12)          .02            .38
   Diluted                                      (2.12)          .02            .35

Earnings (loss) per share-pro forma:
   Basic                                        (2.15)         (.05)           .33
   Diluted                                      (2.15)         (.05)           .31

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


      The following schedule utilizes the Black Scholes option-pricing model with the following weighted-average assumptions:


                                    1998             1997             1996
                                    ----             ----             ----
Expected dividend yield                0%               0%               0%
Expected volatility                 49.8%            57.7%            58.4%
Risk-free interest rate      5.53 - 5.65%     5.67 - 6.83%     5.24 - 6.64%
Expected life                    4 years          5 years          5 years


     Following is a summary of activity in the Plan during 1998, 1997 and 1996:


                                                  1998                      1997                       1996
                                                Weighted                  Weighted                   Weighted
                                                average                   average                    average
                                    1998        exercise     1997         exercise      1996         exercise
                                  Options        price      Options        price      Options         price
                                  -------        -----      -------        -----      -------         -----
Outstanding at beginning
   of year                        746,900      $   7.70     630,500      $    7.75     624,129      $    5.46
Granted                         1,024,250          5.31     305,500           9.00     212,000          11.84
Exercised                         (15,500)         2.25     (10,000)          2.25    (150,129)          2.96
Cancelled                        (648,900)         8.80    (179,100)         10.39     (55,500)         10.57
                               ----------                  --------                   --------
Outstanding at end of year      1,106,750          4.85     746,900           7.70     630,500           7.75
                               ==========                  ========                   ========
Options exercisable at
   year end                       161,500      $   1.93     275,900      $    5.64     224,500      $    5.25
                               ==========      ========    ========      =========    ========      =========

Weighted average fair
   value of options granted
   during the year             $     1.42                  $   3.85                   $   6.68
                               ==========                  ========                   ========


     The exercise price for options outstanding at December 31, 1998, ranged from $0.25 to $8.00.

(7)  STOCK WARRANTS AND OTHER

     In October 1998, the Company approved a Stock Price Appreciation Plan pursuant to which a total of 200,000 shares of the Company's common stock will be available for issuance to certain employees of the Company if the closing price per share exceeds $15.00 for twenty consecutive trading days prior to February 28, 2002.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


     In March 1994, the Company issued 100,000 warrants with an exercise price of $10.80. Of those warrants, 85,082 were exercised in 1996. The balance of the warrants expire in April 2000.

     In January 1994, the Company issued 250,000 warrants with an exercise price of $2.25 which included a net exercise provision which allowed the holder to surrender the warrant in exchange for the number of shares of stock equal to the difference between the total number of shares under the warrant and the number of shares at fair market value equal to the total exercise price. The warrants were surrendered in 1996 resulting in the issuance of 209,821 shares. No warrants remain outstanding.

(8)  EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for 1998 because the impact of potentially dilutive securities was anti-dilutive.

     The following table sets forth the computation of the basic and diluted earnings (loss) per share.


                                                 Years Ended
                                                 December 31
                                     -----------------------------------
                                       1998          1997         1996
                                     --------      --------     --------
Net earnings (loss)                  $(12,212)     $    106     $  1,871
                                     ========      ========     ========

Weighted average common shares
   outstanding-basic                    5,762         5,750        4,970
Employee stock options and other           --           132          315
                                     --------      --------     --------

Weighted average common shares
   outstanding-diluted                  5,762         5,882        5,285
                                     ========      ========     ========
Earnings (loss) per share:
   Basic                             $  (2.12)     $   0.02     $   0.38
   Diluted                           $  (2.12)     $   0.02     $   0.35


     At December 31, 1998, 1,121,668 employee stock options and other potentially dilutive securities were excluded from the weighted average common shares outstanding diluted computation for the year ended December 31, 1998 because their impact would be anti-dilutive.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


(9)  BENEFIT PLANS

     The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and completed one full quarter of service are eligible to participate. Participation may begin on January 1, April 1, July 1, or October 1 following the full quarter of service. Eligible employees may contribute from 1% to 15% of their annual compensation subject to limitations. The Company matches 100% of the first 4% an employee contributes. Employee contributions vest immediately while the Company contributions vest 100% at the end of the second year of employment. In 1998, 1997 and 1996 the Company contributed $543, $454 and $299, respectively.

     In 1996, the Company adopted an Employee Stock Purchase Plan (the Purchase
     Plan) covering all employees that have attained the age of 21 and completed one year of service. Under the Purchase Plan, eligible participants may purchase stock of the Company at not less than 85% of its market value as of the date the option to purchase is offered to the employees; employees have one year to make sufficient contributions to pay the exercise price. No shares have been issued under the Purchase Plan. At December 31, 1998, 100,000 shares were available for future issuance.

(10) COMMITMENTS AND CONTINGENCIES

     The Company is subject to various pending and threatened litigation from time to time in the ordinary course of business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse impact on the Company's business, financial conditions or results of operation.

(11) RESTRUCTURING

     In December 1998, the Company decided to consolidate its west coast repair facility into the Irving, Texas facility resulting in restructuring charges of approximately $3,000. The charges included $1,700 for the write-off of goodwill associated with the west coast operation, $700 for future lease commitments, $400 for severance for approximately 40 employees which represented substantially all of the employees of the facility and $200 for the write-down of fixed assets. Completion of the closure of the west coast repair facility is expected to occur by June 1999, although lease payments are expected to continue through January 2001. No amounts have been paid in 1998 related to the liabilities recorded for future lease commitments or severance.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 AND 1997

               (In thousands, except share and per share amounts)


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                      First      Second       Third     Fourth
   1998                              Quarter     Quarter     Quarter    Quarter
   ----                              -------     -------     -------    -------
Net revenues                         $38,497     $38,309     $42,865    $41,102
Gross margin                          11,209      11,328      12,349     10,080
Net earnings (loss)                      168      (2,241)         46    (10,185)
Earnings (loss) per share:
        Basic                            .03        (.39)        .01      (1.77)
        Diluted                          .03        (.39)        .01      (1.77)



     The fourth quarter 1998 results include pretax charges totaling $6,400 related to certain non-recurring items. The major components of the charges were: a non-recurring $3,000 charge in connection with the consolidation of the repair operations (see note 11), which is included as restructuring charges; a $2,200 charge related to severance and other expenses included in selling, general and administrative expenses; and a $1,200 charge resulting from a review of policies, procedures and methodologies undertaken by management, included in cost of revenue. In addition, the fourth quarter includes a tax provision of $1,200 which reverses tax benefits previously taken, primarily in the second quarter.


                                    First        Second         Third      Fourth
   1997                            Quarter       Quarter       Quarter     Quarter
   ----                            -------       -------       -------     -------
Net revenues                       $32,421       $31,711       $33,495     $34,216
Gross margin                         8,986         9,472         9,916       9,310
Net earnings (loss)                    447           271             5        (617)
Earnings (loss) per share:
        Basic                          .08           .05           .00        (.11)
        Diluted                        .08           .05           .00        (.11)

                                   SCHEDULE II

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998



                                                              Additions
                                                              ---------
                                         Balance at   Charged to     Charged                    Balance at
                                         Beginning    costs and     to other                       end
    Description                          of period    expenses      accounts       Deductions    of period
    -----------                          ---------    --------      --------       ----------    ---------
Accounts receivable -
   allowance for doubtful accounts

    1998                                   $ 977       $1,257            --       $1,260 (A)        $974

    1997                                     384        1,727            --        1,134 (A)         977

    1996                                     267          505            --          388 (A)         384


         (A) Write-off of uncollectible accounts, net of recoveries.


                                                              Additions
                                                              ---------
                                         Balance at   Charged to     Charged                    Balance at
                                         Beginning    costs and     to other                       end
    Description                          of period    expenses      accounts       Deductions    of period
    -----------                          ---------    --------      --------       ----------    ---------
Inventories -
  reserve for obsolescence

     1998                                  $2,407       $6,499       $     --       $2,437(B)         $6,469

     1997                                   3,218          231             --        1,042(B)          2,407

     1996                                   2,341          781          1,171        1,075(B)          3,218


         (B) Write down of inventory.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                EXHIBIT
------                -------
3.1+                  Restated Certificate of Incorporation of the Company

3.2++                 Amended and Restated Bylaws of the Company

4.1+                  Specimen Certificate evidencing Common Stock

4.2*                  Certificate of Designations of Series A Junior Participating Preferred Stock


10.1*                 Revolving Credit and Security Agreement by and among the Company, its subsidiaries and PNC Bank, National Association, as lender and as agent


10.2 +v               Stock Option Plan, including form of Stock Option Agreements, as amended


10.3*                 Rights Plan

10.4*                 Stock Price Appreciation Plan

10.5+v                Director Compensation Plan

10.6v                 Employee Stock Purchase Plan

10.7*                 Fifth Amendment to Stock Option Plan

16v+                  Resignation of KPMG LLP

21*                   Subsidiaries of the Company

23.1*                 Consent of Ernst & Young LLP

23.2*                 Consent of KPMG LLP

27*                   Financial Data Schedule


-------------------------
+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 4, 1994.
++ Previously filed as an exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1998.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
+v Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
v Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
v+ Previously filed as an exhibit to the Company's report on Form 8-K filed with the Securities and Exchange Commission on June 18, 1998.
*              Filed herewith.