Form 10-Q
period 1999-03-31
PC SERVICE SOURCE INC
filed 1999-05-14
CIK 919999

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ___________________ TO ________________.


                         Commission File Number: 0-23686
                                                 -------

                             PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              52-1703687
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


  2350 VALLEY VIEW LANE, DALLAS, TEXAS                           75234
  ------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)


                                 (972) 481-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1999, there were 5,629,820 shares of the registrant's common stock outstanding.


================================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Condensed Consolidated Balance Sheets
                     March 31, 1999 (Unaudited) and December 31, 1998 ... .................   1

                     Condensed Consolidated Statements of Operations (Unaudited)
                     Three Months Ended March 31, 1999 and 1998 ...........................   2

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Three Months Ended March 31, 1999 and 1998 ...........................   3

                     Notes to Condensed Consolidated Financial Statements
                     (Unaudited)..........................................................    4

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations .......................    6

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........    9

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K......................................  10

SIGNATURES  ...............................................................................  12

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         March 31,     December 31,
                                                                           1999           1998
                                                                         ----------     ----------
                                     ASSETS
Current assets:
  Cash .............................................................     $    1,099     $      940
  Accounts receivable, net .........................................         20,132         19,212
  Inventories ......................................................         22,438         22,031
  Other current assets .............................................          2,780          2,824
                                                                         ----------     ----------
         Total current assets ......................................         46,449         45,007

Property and equipment, net ........................................         14,176         15,081
Other assets, net ..................................................          2,575          2,646
                                                                         ----------     ----------
   Total assets ....................................................     $   63,200     $   62,734
                                                                         ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................     $   14,400     $   14,058
  Accrued liabilities ..............................................          8,859          9,129
  Current installments of obligations under capital leases .........          1,380          1,399
  Revolving line of credit .........................................           --           14,229
                                                                         ----------     ----------
Total current liabilities ..........................................         24,639         38,815

Revolving line of credit ...........................................         13,851           --
Obligations under capital leases ...................................          2,356          2,677
Deferred income taxes ..............................................          1,102          1,102
Stockholders' equity ...............................................         21,252         20,140
                                                                         ----------     ----------

  Total liabilities and stockholders' equity .......................     $   63,200     $   62,734
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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three  Months Ended
                                                               March 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
Net revenues .....................................     $   40,420     $   38,497
Cost of revenues .................................         30,248         28,959
                                                       ----------     ----------
  Gross margin ...................................         10,172          9,538
                                                       ----------     ----------

Operating expenses:
  Selling, general and administrative ............          7,423          7,922
  Depreciation and amortization ..................          1,207          1,030
                                                       ----------     ----------
    Total operating expenses .....................          8,630          8,952
                                                       ----------     ----------

    Earnings from operations .....................          1,542            586

Interest expense, net ............................            430            319
                                                       ----------     ----------

    Earnings before income taxes .................          1,112            267

Income tax expense ...............................           --               99
                                                       ----------     ----------

    Net earnings .................................     $    1,112     $      168
                                                       ==========     ==========


Earnings per share:
    Basic ........................................     $     0.19     $     0.03
                                                       ==========     ==========
    Diluted ......................................     $     0.19     $     0.03
                                                       ==========     ==========


Weighted average common shares outstanding:
    Basic ........................................          5,774          5,758
                                                       ==========     ==========
    Diluted ......................................          5,810          5,869
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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31
                                                             --------------------------
                                                                1999            1998
                                                             ----------      ----------
Cash flows from operating activities:
  Net earnings .........................................     $    1,112      $      168
  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation and amortization ....................          1,207           1,030
      Deferred income taxes ............................           --              (115)

  Changes in operating assets and liabilities:
      Accounts receivable ..............................           (920)         (2,572)
      Inventories ......................................           (407)         (2,586)
      Other current assets .............................             44            (517)
      Accounts payable .................................            342           5,194
      Accrued liabilities ..............................           (270)          1,238
      Income taxes receivable/payable ..................           --               257
      Other, net .......................................             41              (4)
                                                             ----------      ----------
  Net cash provided by operating activities ............          1,149           2,093
                                                             ----------      ----------

Cash flows from investing activities:
  Capital expenditures .................................           (272)         (1,031)
                                                             ----------      ----------
 Net cash used in investing activities .................           (272)         (1,031)
                                                             ----------      ----------

Cash flows from financing activities:
  Net revolving line of credit borrowings ..............           (378)            102
  Principal payments under capital lease obligations ...           (340)           (298)
  Proceeds from exercise of common stock options .......           --                 4
                                                             ----------      ----------
Net cash used in financing activities ..................           (718)           (192)
                                                             ----------      ----------

Net increase in cash ...................................            159             870
Cash at beginning of period ............................            940             717
                                                             ----------      ----------
Cash at end of period ..................................     $    1,099      $    1,587
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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its subsidiaries (collectively the "Company"), at March 31, 1999 and for the three months ended March 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain 1998 items have been restated to conform with the 1999 presentation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)      EARNINGS PER SHARE

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

                                                            Three  Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1999            1998
                                                      ----------      ----------
Net earnings ...................................      $    1,112      $      168
                                                      ==========      ==========

Weighted average common shares
   outstanding - basic .........................           5,774           5,758
Employee stock options and other ...............              36             111
                                                      ----------      ----------

Weighted average common shares
   outstanding - diluted .......................           5,810           5,869
                                                      ==========      ==========

Earnings per share:
         Basic .................................      $     0.19      $     0.03
         Diluted ...............................      $     0.19      $     0.03

         At March 31, 1999, 956 employee stock options and other potentially dilutive securities were excluded from the weighted average common shares outstanding diluted computation for the quarter ended March 31, 1999, because their impact could be anti-dilutive.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


(3)      COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is equal to net earnings as presented on the Consolidated Statements of Operations for the quarters ended March 31, 1999 and 1998.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                            Three Months Ended
                                                                                March 31,
                                                                          -------------------
                                                                           1999         1998
                                                                          --------      -----
                  Interest paid, net  ..............................      $    371      $ 221
                  Income taxes paid ................................            --         --

(5)      SUBSEQUENT EVENT

         On April 21, 1999, the Company announced its adoption of a stock repurchase program enabling the Company to repurchase up to 600 shares of the Company's outstanding common stock. Purchases of common stock by the Company may be made in the open market or through privately negotiated transactions at prevailing market prices depending on market conditions. The repurchased stock will become treasury shares, available for general corporate purposes.

         As of April 30, 1999, the Company has repurchased 144 shares at an aggregate cost of approximately $573.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Beginning with the consolidated results of operations for the three months ended March 31, 1999, the Company has reclassified how it reports all purchasing and distribution expenses, as well as certain facility costs. Those items are now reported by the Company in cost of revenues instead of in selling, general and administrative expenses. Management believes that the reclassification of these expenses better reflects the actual gross margin of the Company's consolidated operations. The consolidated results of operations for the three months ended March 31, 1998, have been restated to conform with the 1999 presentation.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                                 Three Months Ended
                                                                     March 31,
                                                             ------------------------
                                                               1999           1998
                                                             ---------      ---------
         Net revenues ..................................         100.0%         100.0%
         Cost of revenues ..............................          74.8           75.2
                                                             ---------      ---------
             Gross margin ..............................          25.2           24.8
                                                             ---------      ---------

         Operating expenses:
             Selling, general and administrative .......          18.4           20.6
             Depreciation and amortization .............           3.0            2.7
                                                             ---------      ---------
                  Total operating expenses .............          21.4           23.3
                                                             ---------      ---------

                  Earnings from operations .............           3.8            1.5

         Interest expense, net .........................           1.0            0.8
                                                             ---------      ---------
                  Earnings before income taxes .........           2.8            0.7

         Income taxes ..................................          --              0.3
                                                             ---------      ---------
                  Net earnings .........................           2.8%           0.4%
                                                             =========      =========

Net revenues were $40.4 million for the first quarter of 1999, representing an increase of $1.9 million or a 5% increase over the first quarter of 1998. This increase was mainly the result of the additional notebook repair services business of the Company's PCSS Repair Services subsidiary.

Gross margins as a percentage of net revenues increased in the first quarter of 1999 to 25.2% from 24.8% in the same period in 1998. Since the gross margin is different for each line of computer spare parts which the Company sells, changes in the mix of parts sold by the Company during a particular period affect the Company's gross margin. In addition to the product mix, the increase in gross margin was also attributable to a higher percentage of OEM outsourcing and repair services business.

Selling, general and administrative expenses as a percentage of net revenues decreased to 18.4% in the first quarter of 1999 compared to 20.6% in the same period of 1998. The decrease was primarily due to the following two factors: (a) the Company's adoption of additional expense reduction programs which were announced in the fourth quarter of 1998; and (b) the closure of the West Coast repair operations of the Company's PCSS Repair Services subsidiary.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


This included a workforce reduction and the implementation of tighter controls on discretionary expenses such as advertising, supplies, travel and entertainment.

Depreciation and amortization increased as a percentage of net revenues to 3.0% in the first quarter of 1999 compared to 2.7% in the same period of 1998. The increase was due to a higher asset base in 1999 resulting from the significant capital expenditures made by the Company in 1998.

Net interest expense as a percentage of net revenues increased to 1.0% during the first quarter of 1999 from 0.8% during the same period of 1998 due to a higher average outstanding balance and interest rate on the Company's revolving line of credit during the first quarter of 1999.

In February 1999, the Company's largest customer Vanstar (which has subsequently merged with InaCom) notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. Although the Company anticipates that it will continue to do business with Vanstar after June 1999, any such business will not be on an exclusive basis and may be significantly less than in 1998.

The first quarter of 1999 does not include a provision for income taxes due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company entered into a new $25 million revolving bank credit facility with PNC Bank, National Association, which matures in March 2002 and is secured by substantially all of the assets of the Company. The Company's available borrowing capacity at March 31, 1999 was approximately $20.1 million. The Company was in compliance with its covenants at April 30, 1999.

The Company has historically been a net user of cash from operations and has financed its working capital and capital expenditure requirements from revolving credit, lease financing agreements, equity financing and internally generated funds. Cash provided by operating activities during the first quarter of 1999 was $1.1 million as compared to $2.1 million for the first quarter of 1998. The cash provided by operating activities in 1999 was primarily due to the $1.1 million net income for the period. The decline in cash provided by operating activities from the same period in 1998 is due primarily to the timing of vendor payments and inventory receipts.

Capital expenditures totaled $0.3 million for the first quarter of 1999 compared to $1.0 million in 1998. Expenditures in the 1999 period were primarily for improvements in the Company's management information systems.

The Company believes that the cash generated from operations combined with its revolving bank credit facility will be sufficient to meet its 1999 working capital and capital expenditure requirements.

YEAR 2000 COMPLIANCE

The Company's management recognizes the need to ensure that its operations and relationships with vendors, customers and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, the Company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. Although the Company's assessment indicated that its significant information technology systems would not be affected, that assessment indicated that the software and hardware used in the Company's telephone equipment would be at risk. The affected systems are the Company's primary sources of receiving orders. Except for the telephone equipment, which will be

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


replaced later in 1999, the Company believes it has mitigated the Year 2000 issue by modifying or replacing the affected hardware and software.

The Company has also established a program to review its product line and identify date-sensitive parts and the level of Year 2000 compliance that the parts support. This program is to ensure that customers receive products that are Year 2000 compliant, or at a minimum, are aware of products that are not compliant. The Company also depends on the systems of its suppliers and customers. Consequently, the Company is in the process of receiving adequate assurances from its suppliers and customers that those systems on which the Company relies are or will be Year 2000 compliant before the end of 1999.

To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have been developed and are expected to be implemented by the end of 1999.

Management estimates that the total cost of the above initiatives to be $500,000. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of March 31, 1999, approximately $200,000 has been expensed.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. Should the critical applications fail to perform properly in response to the Year 2000 issue, the Company could be unable to receive and ship a substantial number of orders received by its telephone systems. The amount of potential lost revenue cannot be reasonably estimated at this time. Further, the failure of the Company or third parties upon which the Company relies, to identify Year 2000 issues and successfully and timely resolve them could have a material adverse impact on the results of operations and financial condition of the Company.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new and the non-termination of existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient purchasing of parts and processing of sales orders; the ability of the Company and its suppliers and customers to resolve the Year 2000 issue in a timely manner; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the Company under its variable rate debt revolving line of credit, for which the outstanding balance was $13.9 million as of March 31, 1999. A 1.0% change in the underlying LIBOR or Prime rate would result in a $139,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact on the hypothetical interest rates on the Company's revolving line of credit outstanding as of March 31, 1999.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

         The following exhibits are filed as part of this report:

Exhibit
Number                        Exhibit
-------                       -------

3.1+++         Restated Certificate of Incorporation of the Company

3.2++          Amended and Restated Bylaws of the Company

4.1+           Specimen Certificate evidencing Common Stock

4.2v+          Certificate of Designations of Series A Junior Participating
               Preferred Stock

10.1v+ Revolving Credit and Security Agreement by and among the Company, its subsidiaries and PNC Bank, National Association, as lender and as agent

10.2v+ Stock Option Plan, including form of Stock Option Agreements, as amended

10.3v+         Rights Plan

10.4v+         Stock Price Appreciation Plan

10.5+v         Director Compensation Plan

10.6v          Employee Stock Purchase Plan

10.7v+         Fifth Amendment to Stock Option Plan

27.1*          Financial Data Schedule

27.2*          Restated Financial Data Schedule

------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 28, 1994.

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

v+ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

*         Filed herewith.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


B.       REPORTS ON FORM 8-K

On April 21, 1999, the Company filed a report on Form 8-K pursuant to Item 5, thereof, in connection with the approval by the Board of Directors to repurchase up to 600,000 shares of the Company's outstanding common stock in the open market or privately negotiated transactions.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               PC SERVICE SOURCE, INC.
                               (Registrant)



May 14, 1999                   /s/ Robert J. Boutin
                               -------------------------------------------------
                               Robert J. Boutin
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                        Exhibit
-------                       -------
3.1+++         Restated Certificate of Incorporation of the Company

3.2++          Amended and Restated Bylaws of the Company

4.1+           Specimen Certificate evidencing Common Stock

4.2v+          Certificate of Designations of Series A Junior Participating
               Preferred Stock

10.1v+ Revolving Credit and Security Agreement by and among the Company, its subsidiaries and PNC Bank, National Association, as lender and as agent

10.2v+ Stock Option Plan, including form of Stock Option Agreements, as amended

10.3v+         Rights Plan

10.4v+         Stock Price Appreciation Plan

10.5+v         Director Compensation Plan

10.6v          Employee Stock Purchase Plan

10.7v+         Fifth Amendment to Stock Option Plan

27.1*          Financial Data Schedule

27.2*          Restated Financial Data Schedule

------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 28, 1994.

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

v+ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

*         Filed herewith.