Form 10-Q
period 1999-06-30
PC SERVICE SOURCE INC
filed 1999-08-12
CIK 919999

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  --- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ________________.


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

As of August 1, 1999, there were 5,269,320 shares of the registrant's common stock outstanding.


================================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                           Page
                                                                                          Number
                                                                                          ------

PART I.           FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at
            June 30, 1999 and December 31, 1998 .........................................    1

            Condensed Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 1999 and 1998 ...................    2

            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1999 and 1998 .............................    3

            Notes to Condensed Consolidated Financial Statements.........................    4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...............................    6

Item 3.     Quantitative and Qualitative Disclosure
            About Market Risk ...........................................................    10



PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders..........................    11

Item 6.     Exhibits and Reports on Form 8-K.............................................    12

SIGNATURES  .............................................................................    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      June 30,   December 31,
                                                                        1999         1998
                                                                      --------   ------------

               ASSETS

Current assets:
  Cash ...........................................................     $    575     $    940
  Accounts receivable, net .......................................       16,968       19,212
  Inventories, net ...............................................       26,272       22,031
  Other current assets ...........................................        2,978        2,824
                                                                       --------     --------
         Total current assets ....................................       46,793       45,007

Property and equipment, net ......................................       14,080       15,081
Other assets, net ................................................        2,483        2,646
                                                                       --------     --------
        Total assets .............................................     $ 63,356     $ 62,734
                                                                       ========     ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................     $ 16,169     $ 14,058
  Accrued liabilities ............................................        7,655        9,129
  Current installments of obligations under capital leases .......        1,366        1,399
  Revolving line of credit .......................................         --         14,229
                                                                       --------     --------
Total current liabilities ........................................       25,190       38,815

Long-term debt-revolving line of credit ..........................       13,487         --
Obligations under capital leases .................................        2,001        2,677
Deferred income taxes ............................................        1,102        1,102
Stockholders' equity .............................................       21,576       20,140
                                                                       --------     --------

     Total liabilities and stockholders' equity ..................     $ 63,356     $ 62,734
                                                                       ========     ========

     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   Three Months Ended         Six Months Ended
                                                        June 30 ,                   June 30,
                                                  ---------------------      ---------------------
                                                    1999         1998          1999         1998
                                                  --------     --------      --------     --------

Net revenues ................................     $ 37,450     $ 38,309      $ 77,870     $ 76,806
Cost of revenues ............................       27,168       30,583        57,416       59,542
                                                  --------     --------      --------     --------
  Gross margin ..............................       10,282        7,726        20,454       17,264
                                                  --------     --------      --------     --------

Operating expenses:
  Selling, general and administrative .......        7,474        9,829        14,897       17,751
  Depreciation and amortization .............        1,245        1,145         2,452        2,175
                                                  --------     --------      --------     --------
    Total operating expenses ................        8,719       10,974        17,349       19,926
                                                  --------     --------      --------     --------

Earnings (loss) from operations .............        1,563       (3,248)        3,105       (2,662)

Net interest expense ........................          368          315           798          634
                                                  --------     --------      --------     --------

Earnings (loss) before income taxes .........        1,195       (3,563)        2,307       (3,296)

Income tax benefit ..........................         --         (1,322)         --         (1,223)
                                                  --------     --------      --------     --------

Net earnings (loss) .........................     $  1,195     $ (2,241)     $  2,307     $ (2,073)
                                                  ========     ========      ========     ========

Earnings (loss) per share:
    Basic ...................................     $   0.21     $  (0.39)     $    .40     $  (0.36)
                                                  ========     ========      ========     ========
    Diluted .................................     $   0.21     $  (0.39)     $    .39     $  (0.36)
                                                  ========     ========      ========     ========

Weighted average common shares outstanding:
    Basic ...................................        5,654        5,758         5,714        5,758
                                                  ========     ========      ========     ========
    Diluted .................................        5,796        5,758         5,852        5,758
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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          Six Months Ended
                                                                              June 30
                                                                      -----------------------
                                                                        1999          1998
                                                                        ----          ----

Cash flows from operating activities:
  Net earnings (loss) ...........................................     $  2,307      $ (2,073)
  Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization .............................        2,452         2,175
      Deferred income taxes .....................................         --            (845)
  Changes in operating assets and liabilities:
      Accounts receivable .......................................        2,244        (2,501)
      Inventories ...............................................       (4,241)       (4,348)
      Other current assets ......................................         (154)         (799)
      Accounts payable ..........................................        2,111         4,700
      Accrued liabilities .......................................       (1,474)        2,551
      Other, net ................................................           70           108
                                                                      --------      --------
           Net cash provided by (used in) operating activities ..        3,315        (1,032)
                                                                      --------      --------

Cash flows from investing activities:
  Capital expenditures ..........................................       (1,359)       (2,962)
                                                                      --------      --------
          Net cash used in investing activities .................       (1,359)       (2,962)
                                                                      --------      --------

Cash flows from financing activities:
  Purchase of treasury shares ...................................         (870)         --
  Net revolving line of credit borrowings (repayments) ..........         (742)        4,979
  Payments under capital lease obligations ......................         (709)         (557)
  Proceeds from exercise of stock options .......................         --               4
                                                                      --------      --------
Net cash provided by (used in) financing activities .............       (2,321)        4,426
                                                                      --------      --------

Net increase (decrease) in cash .................................         (365)          432
Cash at beginning of period .....................................          940           717
                                                                      --------      --------
Cash at end of period ...........................................     $    575      $  1,149
                                                                      ========      ========


     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its subsidiaries (collectively the "Company") as of June 30, 1999 and December 31, 1998, and for the three and six months ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain 1998 items have been restated to conform with the 1999 presentation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)      EARNINGS (LOSS) PER SHARE (SHARES IN THOUSANDS)

         Basic earnings (loss) per share is computed by dividing net earnings
         (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The following table sets forth the computation of basic and diluted earnings (loss) per share.

                                                       Three  Months Ended          Six Months Ended
                                                             June 30 ,                  June 30,
                                                      ----------------------   -------------------------
                                                        1999         1998          1999         1998
                                                        ----         ----          ----         ----

         Net earnings (loss) ....................     $  1,195     $ (2,241)     $  2,307     $ (2,073)
                                                      ========     ========      ========     ========

         Weighted average common shares
           outstanding - basic ..................        5,654        5,758         5,714        5,758
         Employee stock options and other .......          142         --             138         --
                                                      --------     --------      --------     --------

         Weighted average common shares
            outstanding - diluted ...............        5,796        5,758         5,852        5,758
                                                      ========     ========      ========     ========

         Earnings (loss) per share:
          Basic .................................     $   0.21     $  (0.39)     $   0.40     $  (0.36)
          Diluted ...............................     $   0.21     $  (0.39)     $   0.39     $  (0.36)

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         The weighted average common shares outstanding-diluted computation for both the three and six months ended June 30, 1999, excluded 613 employee stock options and other common stock equivalents because this impact would be anti-dilutive.

(3)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is equal to net earnings (loss) as presented on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                             Six Months Ended
                                                                                June 30,
                                                                          ----------------------
                                                                             1999         1998

                  Interest paid  ...................................      $   782       $   524
                  Income taxes paid (refunded), net.................           --           (13)

(5)      SUBSEQUENT EVENT

         On July 30, 1999, the Company announced the adoption of an amendment to its stock repurchase program increasing the number of shares the Company is authorized to repurchase thereunder in the open market or through privately negotiated transactions from 600,000 to 1,000,000. The repurchased stock will become treasury shares available for general corporate purposes.

         As of July 30, 1999, the Company had repurchased 532,500 shares at an aggregate cost of approximately $2,130.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Beginning with the consolidated results of operations for the three months ended March 31, 1999, the Company has reclassified how it reports all purchasing and distribution expenses, as well as certain facility costs. Those items are now reported by the Company in cost of revenues instead of selling, general and administrative expenses. Management believes that the reclassification of these expenses better reflects the actual gross margin of the Company's consolidated operations. The consolidated results of operations for the three and six months ended June 30, 1998, have been restated to conform with the 1999 presentation.

The following table displays the Company's statements of operations as a percentage of net revenues for the three and six months ended June 30, 1999 and 1998:

                                                          Three Months Ended      Six Months Ended
                                                                June 30,               June 30,
                                                            1999       1998        1999       1998
                                                            ----       ----        ----       ----

Net revenues ..........................................     100.0%     100.0%      100.0%     100.0%
Cost of revenues ......................................      72.5       79.8        73.7       77.5
                                                            -----      -----       -----      -----
     Gross margin .....................................      27.5       20.2        26.3       22.5
                                                            -----      -----       -----      -----

Operating expenses:
     Selling, general and administrative ..............      20.0       25.7        19.2       23.2
     Depreciation and amortization ....................       3.3        3.0         3.1        2.8
                                                            -----      -----       -----      -----
         Total operating expenses .....................      23.3       28.7        22.3       26.0
                                                            -----      -----       -----      -----

             Earnings (loss) from operations ..........       4.2       (8.5)        4.0       (3.5)

Net interest expense ..................................       1.0        0.8         1.0        0.8
                                                            -----      -----       -----      -----
             Earnings (loss) before income taxes ......       3.2        9.3         3.0       (4.3)

Income tax benefit ....................................      --         (3.4)       --         (1.6)
                                                            -----      -----       -----      -----
         Net earnings (loss) ..........................       3.2%      (5.9)%       3.0%      (2.7)%
                                                            =====      =====       =====      =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net revenues were $37.5 million for the second quarter of 1999, representing a decrease of $0.8 million or 2% from the second quarter of 1998. This decrease was the result of lower distribution revenue, which was

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

offset to some degree by an increase in revenues from the notebook repair services business of the Company's PCSS Repair Services subsidiary.

Gross margin as a percentage of net revenues increased in the second quarter of 1999 to 27.5% from 20.2% in the same period in 1998. The increase in gross margin was partially attributable to a decrease in freight expenses compared to those incurred in the second quarter of 1998. During the second quarter of 1998, the Company identified and resolved deficiencies in its freight monitoring and control systems. The increase in gross margin was also attributable to an increase in the Company's OEM outsourcing and repair services business. Finally, the gross margin realized by the Company is different for each line of computer spare parts which the Company sells. Consequently, a change in the mix of parts sold by the Company during a particular period affects the Company's overall gross margin.

Selling, general and administrative expenses as a percentage of net revenues decreased to 20.0% in the second quarter of 1999 compared to 25.7% in the same period of 1998. The decrease was primarily due to the following three factors:
(a) the non-recurring charge related to the termination of an unprofitable warranty processing program in the second quarter of 1998; (b) the closure of the West Coast repair operations of the Company's PCSS Repair Services subsidiary; and (c) the Company's adoption of additional expense reduction programs which were announced in the fourth quarter of 1998, which included a workforce reduction and implementation of tighter controls on discretionary expenses.

Depreciation and amortization increased as a percentage of net revenues to 3.3% in the second quarter of 1999 compared to 3.0% in the same period of 1998. The increase was due to a higher asset base in 1999 resulting from the significant capital expenditures made by the Company in 1998.

Net interest expense as a percentage of net revenues increased to 1.0% during the second quarter of 1999 from 0.8% during the same period of 1998 due to a higher average outstanding balance on the Company's revolving line of credit during the second quarter of 1999.

The second quarter of 1999 does not include a provision for income taxes due to the utilization of net operating loss carryforwards.

In February 1999, Vanstar (which was subsequently merged with InaCom), the Company's largest customer, notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. The Company continues to do business with Vanstar, but neither on an exclusive basis nor pursuant to the terms of a written agreement.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net revenues were $77.9 million for the first six months of 1999, representing an increase of $1.1 million or 1.4% increase over the first six months of 1998. This increase was mainly the result of the additional notebook repair services business by the Company's PCSS Repair Services subsidiary.

Gross margin as a percentage of net revenues increased in the first half of 1999 to 26.3% from 22.5% in the same period of 1998. The increase in gross margin was partially attributable to a decrease in freight expenses

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

compared to those incurred in the second quarter of 1998. During the second quarter of 1998, the Company identified and resolved deficiencies in its freight monitoring and control systems. The increase in gross margin was also attributable to an increase in the Company's OEM outsourcing and repair services business. Finally, the gross margin realized by the Company is different for each line of computer spare parts which the Company sells. Consequently, a change in the mix of parts sold by the Company during a particular period affects the Company's overall gross margin.

Selling, general and administrative expenses as a percentage of net revenues decreased to 19.2% in the first half of 1999 compared to 23.2% in the same period of 1998. The decrease was primarily due to the following three factors:
(a) the non-recurring charge related to the termination of an unprofitable warranty processing program in the second quarter of 1998; (b) the closure of the West Coast repair operations of the Company's PCSS Repair Services subsidiary; and (c) the Company's adoption of additional expense reduction programs which were announced in the fourth quarter of 1998, which included a workforce reduction and implementation of tighter controls on discretionary expenses.

Depreciation and amortization increased as a percentage of net revenues to 3.1% in the second quarter of 1999 compared to 2.8% in the same period of 1998. The increase was due to a higher asset base in 1999 resulting from the capital expenditures made by the Company in 1998.

Net interest expense as a percentage of net revenues increased to 1.0% during the second quarter of 1999 from 0.8% during the same period of 1998 due to a higher average outstanding balance and interest rate on the Company's revolving line of credit during the second quarter of 1999.

The six months ended June 30, 1999 does not include a provision for income taxes due to the utilization of net operating loss carryforwards.

In February 1999, the Company's largest customer Vanstar (which has subsequently merged with InaCom) notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. The Company continues to do business with Vanstar, but neither on an exclusive basis nor pursuant to the terms of a written agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $25 million revolving bank credit facility with PNC Bank, National Association, which matures in March 2002 and is secured by substantially all of the assets of the Company. The Company was in compliance with its covenants at July 31, 1999.

The Company finances its working capital, capital expenditure requirements and stock repurchase program from its revolving bank credit facility, lease financing agreements, equity financing and internally generated funds. Cash provided by operating activities during the first six months of 1999 was $3.3 million compared to $1.0 million used in the same period of 1998. The cash provided by operating activities in 1999 was due primarily to the $2.3 million net income for the period and the $2.3 million reduction in accounts receivable. The cash used in operating activities for the same period of 1998 was due primarily to the net loss of $2.1 million.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

Capital expenditures totaled $1.4 million in the first half of 1999 compared to $3.0 million in 1998. Expenditures in the 1999 period were primarily for improvements in the Company's management information systems and building improvements for the additional warehouse facility.

In accordance with its stock repurchase program, in the second quarter of 1999, the Company purchased 218,600 shares of common stock on the open market at an average price of $3.98 per share. The repurchased stock became treasury shares and is available for general corporate purposes. On July 30, 1999, the Company amended its stock repurchase program by increasing the number of shares it is authorized to purchase thereunder from 600,000 shares to 1,000,000. As of that date, the Company has repurchased 532,500 shares at an aggregate cost of $2.1 million.

The Company believes that the cash generated from operations combined with its revolving bank credit facility will be sufficient to meet its 1999 working capital and capital expenditure requirements.

YEAR 2000 COMPLIANCE

The Company's management recognizes the need to ensure that its operations and relationships with vendors, customers and other third parties will not be adversely impacted by the Year 2000 issue. The Year 2000 problem is a result of computer programs being written using two digits rather than four to define the applicable year. Based on its assessment, the Company determined a portion of its software and certain hardware will require modification or replacement so that those systems will properly utilize dates beyond December 31, 1999. Although the Company's assessment indicated that the significant information technology systems would not be affected, that assessment however, indicated that the software and hardware used in the Company's telephone equipment would be at risk. The affected systems are the Company's primary sources of receiving orders. Except for the telephone equipment, which is scheduled to be replaced later in 1999, the Company believes it has mitigated the Year 2000 issue by modifying or replacing the affected hardware and software.

The Company has also established a program to review its product line and identify date-sensitive parts and the level of Year 2000 compliance that the parts support. The Company has adopted this program to ensure that customers receive products that are Year 2000 compliant, or at a minimum, are aware of products that are not compliant. The Company also depends on the systems of its suppliers and customers. Consequently, the Company is in the process of receiving adequate assurances from its suppliers and customers that those systems on which the Company relies are or will be Year 2000 compliant before the end of 1999.

To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have been developed and will be implemented by the end of 1999.

Management estimates that the total cost of the above initiatives to be $500,000. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of June 30, 1999, approximately $300,000 has been expensed.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

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

ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the Company under its variable rate debt revolving line of credit, for which the outstanding balance was $13.5 million as of June 30, 1999. A 1.0% change in the underlying LIBOR or prime rate would result in a $135,000 change in the annual amount of interest on such debt. This amount is determined by considering the impact on the hypothetical interest rates on the Company's revolving line of credit outstanding as of June 30, 1999.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As contemplated in the Company's Proxy Statement which was mailed to stockholders beginning on April 21, 1999, the Company's stockholders elected Robert J. Boutin and Edward C. Raymund as Class I directors of the Company, each to serve until the annual meeting of stockholders to be held in 2002, and Jay Haft as a Class III director of the Company to serve until the annual meeting of stockholders in 2001. The Company's stockholders also considered a proposal to ratify the selection of Ernst & Young LLP as the independent auditor of the Company for the year ending December 31, 1999.

Each of the foregoing proposals were approved at the Company's annual meeting of stockholders on May 11, 1999. Each Board nominee received the number of votes indicated below.

                                            No. of Votes Cast          No. of Votes Cast
                  Nominee                      For Election           Against or Withheld
                  -------                   -----------------         -------------------

         Robert J. Boutin (Class I)               5,426,552                     60,380

         Edward C. Raymund (Class I)              5,419,952                     66,980

         Jay Haft (Class III)                     5,426,552                     60,380

With respect to the approval of the proposal to ratify the selection of Ernst & Young LLP, the votes cast for, against and abstaining were as follows:

                   Votes For                               5,470,539
                   Votes Against or Withheld                  16,393

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


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

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 28.
++ Previously filed as an exhibit to the Company's report on Form8-K filed with the Securities and Exchange Commission on December 9, 1998.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
+v Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
v Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
v+ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
*         Filed herewith.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

          B.       REPORTS ON FORM 8-K

                   On April 21, 1999, the Company filed a report on Form 8-K pursuant to Item 5 thereof in connection with the approval by the Board of Directors to repurchase up to 600,000 shares of the Company's outstanding common stock in the open market or through privately negotiated transactions.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PC SERVICE SOURCE, INC.
                              --------------------------------------------------
                              (Registrant)



August 12, 1999               /s/ Robert J. Boutin
                              --------------------------------------------------
                              Robert J. Boutin
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
   NO.                                              DESCRIPTION
-------                                             -----------

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

------------------

+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 28.
++ Previously filed as an exhibit to the Company's report on Form8-K filed with the Securities and Exchange Commission on December 9, 1998.
+++ Previously filed as an exhibit to the Company's report on Form S-8, Registration Number 33-98176, filed with the Securities and Exchange Commission on October 17, 1995.
+v Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 31, 1996.
v Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-03977, initially filed with the Securities and Exchange Commission on May 17, 1996, and declared effective on May 28, 1996.
v+ Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
*         Filed herewith.