Form 10-Q
period 1999-09-30
PC SERVICE SOURCE INC
filed 1999-11-12
CIK 919999

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                         TO                .
         ---------------   ---------------

                        Commission File Number: 0-23686

                            PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                       52-1703687
                           --------                                       ----------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


         2350 VALLEY VIEW LANE, DALLAS, TEXAS                                75234
         ------------------------------------                               --------
         (Address of principal executive offices)                          (Zip Code)


                                 (972) 481-4000
               --------------------------------------------------
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

As of November 1, 1999, there were 5,269,320 shares of the registrant's common stock outstanding.


===============================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at
                   September 30, 1999 and December 31, 1998 ................ 1

                   Condensed Consolidated Statements of Operations
                   for the Three and Nine Months Ended
                   September 30, 1999 and 1998 ............................. 2

                   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 ... 3

                   Notes to Condensed Consolidated Financial Statements..... 4

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........... 7

          Item 3.  Quantitative and Qualitative Disclosure
                   About Market Risk ....................................... 11

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K......................... 12

SIGNATURES.................................................................. 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   September 30,  December 31,
                                                                       1999          1998
                                                                   -------------  ------------
                                     ASSETS
Current assets:
  Cash ...........................................................   $ 1,466         $   940
  Accounts receivable, net .......................................    17,479          19,212
  Inventories, net ...............................................    32,503          22,031
  Other current assets ...........................................     3,279           2,824
                                                                     -------         -------
         Total current assets ....................................    54,727          45,007

Property and equipment, net ......................................    14,510          15,081
Other assets, net ................................................     2,388           2,646
                                                                     -------         -------
        Total assets .............................................   $71,625         $62,734
                                                                     =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................   $20,441         $14,058
  Accrued liabilities ............................................     8,806           9,129
  Current installments of obligations under capital leases .......     1,360           1,399
  Revolving line of credit .......................................        --          14,229
                                                                     -------         -------
Total current liabilities ........................................    30,607          38,815

Long-term debt-revolving line of credit ..........................    17,256              --
Obligations under capital leases .................................     1,672           2,677
Deferred income taxes ............................................     1,102           1,102
Stockholders' equity .............................................    20,988          20,140
                                                                     -------         -------

     Total liabilities and stockholders' equity ..................   $71,625         $62,734
                                                                     =======         =======

See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                Three Months Ended      Nine Months Ended
                                                   September 30            September 30
                                              ---------------------   ---------------------

                                                 1999        1998        1999       1998
                                              ---------   ---------   ---------   ---------
Net revenues ..............................   $  36,213   $  42,865   $ 114,083   $ 119,671
Cost of revenues ..........................      26,820      32,957      84,236      92,499
                                              ---------   ---------   ---------   ---------
  Gross margin ............................       9,393       9,908      29,847      27,172
                                              ---------   ---------   ---------   ---------

Operating expenses:
  Selling, general and administrative .....       7,023       8,264      21,920      26,015
  Depreciation and amortization ...........       1,323       1,130       3,775       3,305
                                              ---------   ---------   ---------   ---------
    Total operating expenses ..............       8,346       9,394      25,695      29,320
                                              ---------   ---------   ---------   ---------

Earnings (loss) from operations ...........       1,047         514       4,152      (2,148)

Net interest expense ......................         399         451       1,197       1,085
                                              ---------   ---------   ---------   ---------

Earnings (loss) before income taxes .......         648          63       2,955      (3,233)
Income tax expense (benefit) ..............          --          17          --      (1,206)
                                              ---------   ---------   ---------   ---------

Net earnings (loss) .......................   $     648   $      46   $   2,955   $  (2,027)
                                              =========   =========   =========   =========


Earnings (loss) per share:
    Basic .................................   $    0.12   $    0.01   $    0.53   $   (0.35)
                                              =========   =========   =========   =========
    Diluted ...............................   $    0.12   $    0.01   $    0.52   $   (0.35)
                                              =========   =========   =========   =========


Weighted average common shares outstanding:
    Basic .................................       5,357       5,760       5,594       5,760
                                              =========   =========   =========   =========
    Diluted ...............................       5,502       5,832       5,687       5,760
                                              =========   =========   =========   =========

    See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30
                                                                       ---------------------
                                                                         1999        1998
                                                                       --------    ---------
Cash flows from operating activities:
  Net earnings (loss) .............................................    $  2,955    $ (2,027)
  Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization ...............................       3,775       3,305
      Deferred income taxes .......................................          --      (1,033)
  Changes in operating assets and liabilities:
      Accounts receivable ..........................................      1,733      (3,832)
      Inventories ..................................................    (10,472)     (5,264)
      Other current assets .........................................       (455)       (582)
      Accounts payable .............................................      6,383       1,914
      Accrued liabilities ..........................................       (323)      3,570
      Other, net ...................................................        124         162
                                                                       --------    --------
           Net cash provided by (used in) operating activities            3,720      (3,787)
                                                                       --------    --------

Cash flows from investing activities:
  Capital expenditures .............................................     (3,070)     (4,073)
  Acquisition of noncash net assets ................................         --         424
                                                                       --------    --------
           Net cash used in investing activities ...................     (3,070)     (4,497)
                                                                       --------    --------

Cash flows from financing activities:
  Net revolving line of credit borrowings ..........................      3,027       8,295
  Purchase of treasury shares ......................................     (2,134)         --
  Payments under capital lease obligations .........................     (1,044)       (832)
  Proceeds from sale-leaseback transaction .........................         --         963
  Proceeds from exercise of stock options ..........................         27          18
                                                                       --------    --------
Net cash provided by (used in) financing activities ................       (124)      8,444
                                                                       --------    --------

Net increase in cash ...............................................        526         160
Cash at beginning of period ........................................        940         717
                                                                       --------    --------
Cash at end of period ..............................................   $  1,466    $    877
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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its subsidiaries (collectively the "Company"), for the three and nine months ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain 1998 items have been restated to conform with the 1999 presentation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)      EARNINGS (LOSS) PER SHARE

         Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The following table sets forth the computation of basic and diluted earnings per share.


                                                    Three Months Ended      Nine Months Ended
                                                       September 30            September 30
                                                  ---------------------   ---------------------
                                                     1999        1998        1999       1998
                                                  ---------   ---------   ---------   ---------
         Net earnings (loss) ...................   $   648     $    46     $ 2,955     $(2,027)
                                                   =======     =======     =======     =======

         Weighted average common shares
            outstanding - basic ................     5,357       5,760       5,594       5,760
         Employee stock options and other ......       145          72          93          --
                                                   -------     -------     -------     -------

         Weighted average common shares
            outstanding - diluted ..............     5,502       5,832       5,687       5,760
                                                   =======     =======     =======     =======

         Earnings (loss) per share:
            Basic ..............................   $  0.12     $  0.01     $  0.53     $ (0.35)
            Diluted ............................   $  0.12     $  0.01     $  0.52     $ (0.35)

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         The weighted average common shares outstanding-diluted computation for the three and nine months ended September 30, 1999, respectively excluded 596,000 and 644,000 employee stock options and other common stock equivalents because this impact would be anti-dilutive. For the three and nine months ended September 30, 1998, respectively excluded 370,000 and 536,000 employee stock options and other common stock equivalents because this impact would be anti-dilutive.

(3)      COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is equal to net earnings
         (loss) as presented on the Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                      1999          1998
                                                     -------       -------
                  Interest paid  .................   $ 1,188       $   962
                  Income taxes paid, net..........        60            19

         During the nine months ended September 30, 1999 and 1998, the Company acquired $0 and $963 of assets through non-cash capital lease transactions.

(5)      STOCK REPURCHASE PROGRAM

         On July 30, 1999, the Company announced the adoption of an amendment to its stock repurchase program pursuant to which the Company increased the number of shares the Company is authorized to repurchase in the open market or through privately negotiated transactions from 600,000 to 1,000,000. The repurchased stock will become treasury shares available for general corporate purposes.

         As of September 30, 1999, the Company had repurchased 532,500 shares at an aggregate cost of approximately $2.1 million during 1999.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

(6)      CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of the Company's management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations, taken as a whole.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                         Three Months Ended      Nine Months Ended
                                                            September 30            September 30
                                                       ---------------------   ---------------------
                                                          1999        1998        1999       1998
                                                       ---------   ---------   ---------   ---------
Net revenues ........................................    100.0%      100.0%      100.0%      100.0%
Cost of revenues ....................................     74.1        76.9        73.8        77.3
                                                         -----       -----       -----       -----
     Gross margin ...................................     25.9        23.1        26.2        22.7
                                                         -----       -----       -----       -----

Operating expenses:
     Selling, general and administrative ............     19.4        19.3        19.2        21.7
     Depreciation and amortization ..................      3.6         2.6         3.3         2.8
                                                         -----       -----       -----       -----
         Total operating expenses ...................     23.0        21.9        22.5        24.5
                                                         -----       -----       -----       -----

             Earnings (loss) from operations ........      2.9         1.2         3.6        (1.8)

Net interest expense ................................      1.1         1.1         1.0         0.9
                                                         -----       -----       -----       -----
             Earnings (loss) before income taxes ....      1.8         0.1         2.6        (2.7)

Income tax expense (benefit) ........................       --          --          --        (1.0)
                                                         -----       -----       -----       -----
         Net earnings (loss) ........................      1.8%        0.1%        2.6%       (1.7)%
                                                         =====       =====       =====       =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues were $36.2 million for the third quarter of 1999, representing a decrease of $6.7 million or 15.5% from the third quarter of 1998. The decrease in revenue was due to significantly less revenue from the Company's service providers, including Vanstar (which was subsequently acquired by InaCom). Management expected Vanstar's purchases to decline after the acquisition. The decrease in revenue, however, was partially offset by an increase in revenue from the Company's OEM outsourcing and repair business.

Gross margins as a percentage of net revenues increased in the third quarter of 1999 to 25.9% from 23.1% in the same period of 1998. One contributory factor to the increase in gross margin was the higher percentage of OEM outsourcing and repair business, which was offset in part by higher purchasing and handling costs necessary to support the increase in the Company's OEM revenues. In addition, the gross margin is different for each line of computer parts which the Company sells, therefore, changes in the mix of parts sold by the Company during a particular period affect the Company's gross margin.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

Selling, general and administrative expenses as a percentage of net revenues remained flat in the third quarter of 1999 at 19.4% compared to 19.3% in the same period in 1998.

Depreciation and amortization increased as a percentage of net revenues to 3.6% in the third quarter of 1999 compared to 2.6% in the same period of 1998. This increase was due to a higher asset base in 1999 resulting from the significant capital expenditures made by the Company in 1998 and through the first nine months of 1999 and the decrease in net revenues.

Net interest expense as a percentage of net revenues remained flat at 1.1% during the third quarter of 1999 compared to 1.1% during the same period of 1998.

The first nine months of 1999 does not include a provision for income taxes due to the utilization of net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net revenues were $114.1 million for the first nine months of 1999, representing a decrease of $5.6 million or 4.7% from the same period of 1998. This decrease in revenue was due to significantly less revenue from the Company's service providers, which was partially offset by an increase in revenue from the Company's OEM outsourcing business.

Gross margin as a percentage of net revenues increased in the first nine months of 1999 to 26.2% from 22.7% in the same period of 1998. The increase in gross margin was attributable to the following three factors: (a) a higher percentage of the Company's business being from its OEM outsourcing and repair services businesses, which was offset by a higher percentage of purchasing and handling costs; (b) additional freight expenses incurred by the Company in the second quarter of 1998 from deficiencies in the Company's monitoring and control of its freight expenses, which were identified and corrected in 1998; and (c) a different gross margin for each line of computer parts sold by the Company and, therefore, a change in the mix of parts sold by the Company during a particular period affects the Company's gross margin.

Selling, general and administrative expenses as a percentage of net revenues decreased to 19.2% in the first nine months of 1999 compared to 21.7% in the same period in 1998. The decrease was primarily due to the following three factors: (a) a non-recurring charge related to the termination of an unprofitable warranty processing program in the second quarter of 1998; (b) the closure of the West Coast repair operations of the Company's PCSS Repair Services subsidiary in the fourth quarter of 1998; and (c) the Company's adoption of additional expense reduction programs which were announced in the fourth quarter of 1998, which included a workforce reduction and implementation of tighter controls on discretionary expenses.

Depreciation and amortization increased as a percentage of net revenues to 3.3% in the first nine months of 1999 compared to 2.8% in the same period of 1998. This increase was due to a higher asset base in 1999 resulting from the significant capital expenditures made by the Company in 1998 and through the first nine months of 1999, as well as the decrease in net revenues.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

Net interest expense as a percentage of net revenues increased to 1.0% during the first nine months of 1999 compared to 0.9% during the same period of 1998 due to a higher average outstanding balance on the revolving line of credit during the first nine months of 1999.

In February 1999, the Company's largest customer Vanstar notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. Although the Company anticipates that it will continue to do business with Vanstar after June 1999, any such business will not be on an exclusive basis and has been significantly less than in 1998.

The first nine months of 1999 does not include a provision for income taxes due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $25 million revolving bank credit facility with PNC Bank, National Association, which matures in March 2002 and is secured by substantially all of the assets of the Company. The Company was in compliance with all covenants revolving bank credit facility at September 30, 1999. As of September 30, 1999, the Company had $17.3 million outstanding under its revolving bank credit facility and approximately $3.8 million of availability.

The Company finances its working capital and capital expenditure requirements from a revolving bank credit facility, lease financing agreements, equity financing and internally generated funds. Cash provided by operating activities during the first nine months of 1999 was $3.7 million compared to $3.8 million used in the same period of 1998. The cash provided by operating activities in 1999 was due primarily to the $3.0 million net income for the period, the increase in accounts payable and the reduction of accounts receivable, which were offset by the increase in inventory to provide OEM outsourcing services for new and existing OEM customer. The cash used in operating activities in 1998 was due primarily to the net loss of $2.0 million, as well as the increase in inventory and accounts receivable necessary to support higher revenues of the Company.

In accordance with its stock repurchase program in the third quarter of 1999, the Company purchased 313,900 shares of common stock on the open market at an average price of $4.02 per share. The repurchased stock became treasury shares which will be available for general corporate purposes. On July 30, 1999, the Company amended its stock repurchase program from 600,000 shares to 1,000,000 shares of its common stock. In the nine months ended September 30, 1999, the Company has repurchased 532,500 shares at an aggregate cost of $2.1 million.

The Company believes that the cash generated from operations combined with its revolving bank credit facility should be sufficient to meet its 1999 working capital and capital expenditure requirements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

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

The Company has also established a program to review its product line and identify date-sensitive parts and the level of Year 2000 compliance that the parts supports. This program is to ensure that customers receive products that are Year 2000 compliant, or at a minimum, are aware of products that are not compliant. The Company also depends on the systems of its suppliers and customers. Consequently, the Company is in the process of receiving adequate assurances from its suppliers and customers that those systems on which the Company relies are or will be Year 2000 compliant before the end of 1999.

To the extent possible, the Company will develop and implement contingency plans designed to allow continued operations in the event of failure of the Company's or third party systems to be Year 2000 compliant. These contingency plans have been developed and will be fully implemented by the end of 1999.

Management estimates that the total cost of the above initiatives to be $500,000. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of September 30, 1999, approximately $400,000 has been expensed.

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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new and the non-termination of existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing the Company's business in a rapidly changing environment; the ability of the Company to adapt and expand its services in such an environment; the effective and efficient purchasing of parts, including managing inventory levels and carrying values of the parts, and processing of sales orders; and the quality of the Company's plans and strategies, and the ability of the Company to execute such plans and strategies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by the Company under its variable rate debt revolving line of credit, for which the outstanding balance was $17.3 million as of September 30, 1999. A 1.0% charge in the underlying LIBOR or prime rate would result in a $173,000 charge in the annual amount of interest on such debt. This amount is determined by considering the impact on the hypothetical interest rates on the Company's revolving line of credit outstanding as of September 30, 1999.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.        EXHIBITS

         The following exhibits are filed as part of this report:

         Exhibit
            No.                     Description
         --------                   -----------
         3.1+++        Restated Certificate of Incorporation of the Company
         3.2++         Amended and Restated Bylaws of the Company
         4.1+          Specimen Certificate evidencing Common Stock
         4.2v+         Certificate of Designations of Series A Junior
                       Participating Preferred Stock
         10.1v+        Revolving Credit and Security Agreement by and among the
                       Company, its subsidiaries and PNC Bank, National
                       Association, as lender and as agent
         10.2+v        Stock Option Plan, including form of Stock Option
                       Agreements, as amended
         10.3v+        Rights Plan
         10.4v+        Stock Price Appreciation Plan
         10.5+v        Director Compensation Plan
         10.6v         Employee Stock Purchase Plan
         10.7v+        Fifth Amendment to Stock Option Plan
         27.1*         Financial Data Schedule
         27.2*         Restated Financial Data Schedule

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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

       B. REPORTS ON FORM 8-K

         On July 30, 1999, the company filed a report on Form 8-K pursuant to
Item 5 thereof in connection with the approval by the Board of Directors of an amendment to the Company's stock repurchase program increasing the number of shares the Company is authorized to repurchase thereunder in the open market or through privately negotiated transactions from 600,000 to 1,000,000.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PC SERVICE SOURCE, INC.
                                    ------------------------------------------
                                    (Registrant)



November 12, 1999                   /s/ Robert J. Boutin
                                    ------------------------------------------
                                    Robert J. Boutin
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
   No.                     Description
-------                    -----------
3.1+++        Restated Certificate of Incorporation of the Company
3.2++         Amended and Restated Bylaws of the Company
4.1+          Specimen Certificate evidencing Common Stock
4.2v+         Certificate of Designations of Series A Junior
              Participating Preferred Stock
10.1v+        Revolving Credit and Security Agreement by and among the Company, its subsidiaries and PNC Bank, National Association, as lender and as agent
10.2+v        Stock Option Plan, including form of Stock Option Agreements, as amended
10.3v+        Rights Plan
10.4v+        Stock Price Appreciation Plan
10.5+v        Director Compensation Plan
10.6v         Employee Stock Purchase Plan
10.7v+        Fifth Amendment to Stock Option Plan
27.1*         Financial Data Schedule
27.2*         Restated Financial Data Schedule

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