Form 10-K
period 1999-12-31
PC SERVICE SOURCE INC
filed 2000-03-30
CIK 919999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

(Mark One)
     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---      EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (972) 481-4000

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE                       5,303,288
           (Title of class)                        (Number of Shares Outstanding
                                                       as of March 21, 2000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant is approximately $5,190,108. This amount was calculated by reducing the total number of shares of the registrant's common stock outstanding by the total number of shares of common stock held by officers and directors, and stockholders owning in excess of 5% of the registrant's common stock, and multiplying the remainder by the average of the bid and asked price for the registrant's common stock on March 21, 2000, as reported on the National Association of Securities Dealers, Inc. Automated Quotation System. The information provided shall in no way be construed as an admission that any officer, director, or more than 5% stockholder of the registrant may be deemed an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive proxy statement concerning the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report. The Proxy Statement will be filed with the Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     PC Service Source, Inc. ("PCSS," "we," "us," "our," or "our company") is one of the largest providers of service logistics outsourcing and support services to the personal computer ("PC") industry. We provide these support services for leading computer manufacturers through three divisions, our OEM, Service Provider and iService divisions. Our original equipment manufacturer
(OEM) division provides OEMs and Original Development Manufacturers (ODM) with parts logistics, materials management and rapid turnaround desktop and notebook repair and component repair services. Our Service Provider division provides spare parts distribution, order logistics, parts exchange logistics, parts lifecycle management and inventory risk management to PC service providers such as independent service organizations, OEMs' service operations and PC resellers (collectively, "Service Providers"). Finally, our iService division is focused on leveraging the significant investments we have made in our PC Parts Net and PC Warranty Information Network (PC WIN) proprietary technology by developing various Internet service solutions. We believe we can focus on market opportunities by operating our business through these three divisions.

     The OEM division is uniquely and specifically focused on the business of providing vertically integrated service logistics outsourcing on behalf of OEMs and ODMs for both warranty and post-warranty systems. The ability for an OEM or an ODM to outsource the post-sales warranty and post-warranty support functions allows them to direct the dollars that would otherwise have been spent on inventory and a service support infrastructure toward the development, marketing and sales of new products. Our comprehensive and vertically integrated offerings provide OEMs and ODMs with a single solution for service logistics outsourcing. Since OEMs have started to transfer their warranty support responsibilities to the ODMs, we have tailored our offerings to meet the requirements of both the OEMs and ODMs. We share their common objectives of providing low cost services and high customer satisfaction.

     The Service Provider division focuses on the distribution of parts used in the repair of PCs in North America. Service Providers purchase replacement parts for the service and repair of PCs and peripherals. These parts may be purchased directly from OEMs or from any of the hundreds of independent distributors, the largest of which is us. These parts include printer parts, logic boards, controllers, disk drives, monitors, memory boards, cables and related hardware.

     The iService division was created in the fourth quarter of 1999 and is focused on the development of Internet based systems to process and submit orders for spare parts and warranty claim processing functions utilizing our electronic commerce engine PC Parts Net and PC WIN, the industry's only real-time, Internet based system for processing multiple vendor warranty transactions. iService may be expanded to other service industries.

     Our principal executive offices and mailing address are 2350 Valley View Lane, Dallas, Texas 75234, and our telephone number is (972) 481-4000. We were incorporated in Delaware in January 1990. PCSS Repair

Services, our wholly-owned subsidiary, was incorporated in Texas in June 1995. PCSS Repair Services was originally formed as an eighty-five percent (85%) owned subsidiary of PCSS. The balance of PCSS Repair Services was owned by members of management of PCSS Repair Services. In 1998, we repurchased the minority interests held by management of PCSS Repair Services. Hi-Tek Services, Inc., a wholly-owned subsidiary of PCSS Repair Services, was incorporated in California in April 1989. iService.com, Inc., a wholly-owned subsidiary of PCSS, was incorporated in Delaware in December 1999.

     Financial information for each of our three divisions is set forth in note 12 to our consolidated financial statements which are attached to this report and are incorporated herein by reference for all purposes. Because the financial information for our iService division is insignificant as of the date of this report, certain financial information for the iService division is included with the financial information for the Service Provider division.

OPERATIONS

     We conduct the parts distribution and processing business of our Service Provider and OEM divisions principally from our 155,200 square foot and our 109,116 square foot distribution centers at our Alliance Airport facility located in the Dallas/Fort Worth Metroplex. Recognizing the immediate demands of our service customers, we established an automated and integrated order processing and distribution system which allows us to provide efficient and accurate delivery of products on a next day basis. We also established a system of "work cells" for receiving, recording and warehousing daily supply shipments. All parts maintained in our inventory are bar coded and tracked throughout the facility through radio frequency scanning equipment that is integrated with our computer network. Parts are received daily from OEMs and other suppliers, bar coded and shelved in our warehouse for quick access based on real-time daily demand.

     In addition, many PC and peripheral replacement parts are remanufactured from returned goods in need of repair. For example, a part may no longer work because one of its many components is defective. When a Service Provider purchases a replacement for a defective part, the defective part ("core") may often be returned for credit. The core may then be repaired and resold as a remanufactured part. Service Providers often prefer remanufactured parts because they have performance specifications equivalent to newly manufactured parts at a lower cost. This aspect of the PC parts business requires that we distribute new or remanufactured parts to our customers, collect defective but repairable parts and then administer the remanufacturing of those parts which are offered for resale. Therefore, unlike many distribution businesses, products flow to and from us and our customers, and to and from our suppliers. In addition to new parts being received and shelved daily, cores are also received daily from customers, sorted and distributed to our remanufacturing subcontractors, including our OEM division. Following the remanufacturing of a core, it is bar coded and replaced in inventory. Our Service Provider division has also created our own private label brand of remanufactured parts or parts extracted from whole units which we call CertiParts(TM). Many of our customers prefer a remanufactured part over a new part because of its low cost and similar performance specifications. CertiParts was developed to fill this recognized market demand for reliable, competitively priced parts.

     Under the terms of our OEM outsourcing arrangements, the OEMs re-route calls from authorized Service Providers, customers and dealers to us for some or all of the OEM's warranty and non-warranty parts business. In the case of in-warranty parts, we plan and procure spare parts on behalf of the OEM and ship the spare parts to the authorized Service Provider. Service Providers and other customers of ours make purchases by credit card, cash on delivery, or, for approved accounts, by open account. Small and medium volume Service Providers typically call through a regionally specific toll free phone number to access a team of dedicated account representatives to place orders for next-day delivery. A larger volume customer typically has a representative or team of representatives dedicated to its account.

     Utilizing its high capacity Computer Telephony Integrated (CTI) system, our center automatically routes customer calls, including calls re-routed to us by an OEM, to the appropriate account representative. Each account representative has a work station that provides access to our information system through which the account representative may retrieve detailed information about accounts, products and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a majority of parts in inventory from the account representative's work station and fax the image to the Service Provider to confirm the identification of the ordered part. Once the order is placed, the account representative immediately transmits the order to the distribution center where the part is picked, packed and shipped in accordance with the Service Provider's request, usually the same day the order is placed.

     Service Providers may also place orders directly over the Internet through PC SERVICENET(R). PC SERVICENET, located on the Internet at http://www.pcservice.com/partsnet.htm, provides customers with an Internet web-based real-time purchasing and ordering system, which enables customers to place an order electronically, check parts availability and pricing, and the status of pending orders.

     OEMs are able to manage the information domain aspect of warranty transactions through PC WIN. PC WIN is a complete electronic platform that serves as a single, uniform standard for processing and maintaining all multi-vendor warranty claims. Service Providers also use PC WIN to manage all phases of their warranty transactions, including the status of spare parts ordered, claims in-process and labor reimbursement.

SERVICES

     We offer a wide range of value-added service logistics to Service Providers and OEMs through each of our divisions. These services capabilities, in combination with our core distribution expertise, effectively allow us to handle many of the hardware related post-sales support functions for our customers. We offer these service logistics based on the demands of our customers through Service Provider alliances and OEM outsourcing arrangements.

     OEM Service Logistics Outsourcing. We seek arrangements with OEMs of PCs and peripherals to handle a defined portion of the related parts distribution and warranty processing functions. Under the terms of such an OEM outsourcing arrangement, the OEM directs some or all of its customers and dealers to us for some or all of the OEM's warranty and non-warranty parts business. We believe these arrangements benefit OEMs by reducing infrastructure needs, reducing the amount of capital committed by the OEM to the non-core segments of its business and improving customer service and responsiveness. We believe that as a specialist in managing the key business functions associated with parts distribution, which includes our expertise in two-way distribution logistics, we are able to provide parts and related service logistics at lower costs and greater reliability than the manufacturers themselves can provide such services. We have entered into a number of arrangements with leading OEMs for handling limited functions for those OEMs.

     In November 1998, we entered into our first full service logistics outsourcing agreement with a large OEM. We were selected to be the exclusive provider of in-warranty and a provider of post-warranty spare parts support for this OEM's line of desktop computers. This support encompasses all desktop models, including parts distribution logistics and warranty transaction processing, for the OEM's service providers, inventory forecasting and planning, as well as return-to-vendor repair logistics to meet the OEM's defined service levels. This partnership represents the first to utilize the full service logistics outsourcing capabilities offered by us. Although this agreement may be terminated by either us or the OEM at any time, we entered into this agreement with the expectation that the agreement will lead to a long-term relationship.

     In June 1999, we became the exclusive provider of both in-warranty and post-warranty spare parts support for a large OEM's entire product line, which includes servers, notebooks, and desktops. Under this arrangement, we manage the planning and procurement of inventory, distribution, return parts testing, and failure rate reporting functions for the OEM. The materials, planning, and procurement process includes sample testing of bulk shipments from suppliers, as well as sample testing outbound shipments of spare parts for quality assurance. We also provide the OEM's service provider with tracking information for each spare part shipped by us to assist them with dispatching field technicians. Although this agreement may be terminated by either us or the OEM on six month's notice, we entered into this agreement with the expectation that the agreement will lead to a long-term relationship.

     OEM Repair. In June 1995, we established PCSS Repair Services, a provider of parts repair outsourcing services, to further enhance the broad array of service logistics we offer to our OEM customers. We believe that our repair capabilities provided by our OEM division are an important aspect of the full range of value-added services we offer to OEMs in an effort to outsource larger portions of the OEM's service and warranty logistics functions.

     Our OEM division offers an ISO 9002 registered facility built on a foundation of quality, engineering expertise, velocity and processes. We currently provide rapid turnaround on desktop and notebook computers, refurbishment on notebook and desktop computers and printers and component-level repair on boards (motherboards, memory boards, modem boards, power supply boards and others). We have entered into notebook repair arrangements with several leading OEMs. These arrangements may generally be terminated by either party at any time, but we enter into them with the expectation that these arrangements will lead to long-term relationships with those parties.

     Service Provider Alliances. Typically, a substantial portion of a Service Provider's cost structure is attributable to parts inventory ownership and logistics management for these materials. We offer a range of services through our Service Provider division which are directed at minimizing this cost burden of the Service Provider. These support services include inventory management, parts sourcing, warranty claims administration, vendor returns, management reporting and inventory liquidation and consignment. Due to the fact that this type of support generally requires a high level of process integration between us and the Service Provider, we seek to provide these services through long term alliances. Under these arrangements, we become the primary source of specified parts for the Service Provider. The Service Provider benefits from this alliance with us because these value-added services decrease the Service Provider's procurement and inventory carrying costs, improve service and permit the Service Provider to devote less of its capital to these business functions. We have entered into Service Provider alliances with several major Service Providers. See "Business--Customers and Suppliers." Generally, these types of arrangements may be terminated by either party at any time, but we enter into Service Provider alliances with the expectation that these arrangements will lead to long-term relationships or contracts with those parties.

MANAGEMENT INFORMATION SYSTEMS

     We maintain sophisticated information systems to improve efficiency, process orders, monitor operations, manage inventory risks, offer faster and higher levels of service, and provide innovative service logistics to OEMs and Service Providers through each of our divisions. These on-line systems provide management with information concerning sales, inventory levels, customer activity and other operations which are essential for us to operate efficiently and to enable us to offer additional services. We have invested in advanced telecommunications, voice response equipment, electronic mail and messaging, automated fax technology, radio frequency scanning, bar-coding and automated inventory management.

     We maintain a sophisticated call center utilizing an Aspect switch, which is integrated with our information system. The information system is a Unix server based Hewlett-Packard 9000 series of computers utilizing an Informix based system customized to our requirements. The CTI system is an essential element of the call center's operation, automatically routing customer calls to the appropriate account representative, providing the account representative with all account information relevant to the call being answered and monitoring capabilities which is used by management to improve efficiency and customer services. We compile and analyze data on, among other things, the amount of time a customer waits until the customer's call is answered, the accuracy of information conveyed by account representatives, as well as the status of any particular shipment. Each account representative has a work station that provides access to our information system, through which the account representative may retrieve detailed information about customers, products and the status of all orders. Through the information system's imaging and direct fax capabilities, the account representative may access exploded-view diagrams of a majority of parts in inventory from the account representative's work station and fax the image to the customer to confirm the identification of the ordered part.

     We have also developed capabilities which allow pre-approved customers to place orders via the world wide web, reducing the order processing costs for both us and our customers. We believe this capability will increasingly become a requirement by many customers and some suppliers. We enhanced our web-ordering engine in 1999 by changing the basic architecture of the system. In 1999, approximately 16% of our total transactions were processed via our website on the world-wide web and we expect this percentage to increase in the coming year.

SALES AND MARKETING

     We view service logistics as a value-added service business. As such, sustaining our growth is dependent upon building and maintaining relationships and loyalties with Service Providers as well as OEMs. Within our Service Provider division, we maintain a Service Provider sales force. Account managers are assigned to maintain relationships with our largest national accounts and are assigned other accounts based on the customers' market segment. In our OEM division, we also have a separate sales force focusing on OEM repair and outsourcing arrangements. Our sales representatives visit major OEMs, Service Providers and attend various trade shows.

     We advertise our parts and services in recognized trade magazines, participate at trade shows, distribute news releases, and make direct mailings to potential customers. Customers rely upon our advertisements, email communications and frequent mailings as a source for product information, including pricing. In addition, we maintain a presence on the world-wide web at http://www.pcservice.com. We have applied for or registered our PC SERVICESOURCE(R), RIGHT PARTS RIGHT NOW(R), PC SERVICENET(R), CERTIPARTS(TM), SERVICE LOGISTICS YOU CAN COUNT ON(R), PARTS POINT(SM), PC PARTS NET(SM), PC WIN(SM) and TEKWARE(SM) marks and related design service marks. We also conduct customer satisfaction surveys and purchase market research data to maintain continuous insight into marketplace trends and requirements.

     We provide training to our sales and account representatives regarding technical characteristics of products and our policies and procedures. Each new account representative attends a three-week course given by us. In addition, our ongoing training program for sales and account representatives is supplemented by product seminars offered by OEMs.

CUSTOMERS AND SUPPLIERS

     Through our Service Provider division, we sell parts to customers throughout the United States, Canada and Latin America, as well as in other countries. Inacom (formerly Vanstar) which accounted individually for approximately 12% of our net revenues in 1999, notified us in early 1999 of its intention to cancel the exclusive contract with us effective as of June 1999. Although we still do business with Inacom, any such business is not on an exclusive basis and has been significantly less than in prior years. Another large OEM accounted for approximately 11% of our net revenues in 1999.

     We sell a variety of parts to Service Providers. In addition, our Service Provider division has entered into Service Provider alliances with leading Service Providers. Our OEM division has entered into outsourcing arrangements with leading OEMs to outsource various service logistics functions. See "Business -- Services." These arrangements with Service Providers and OEMs may generally be terminated by either party at any time, but we have entered into them with the expectation that these arrangements will lead to long-term relationships with these parties.

     Our Service Provider division depends on numerous suppliers (including more than 25 leading OEMs) to provide us with the parts we sell. There are generally no long-term supply agreements governing our relationships with our major suppliers. Our primary supply arrangements are thus subject to termination or curtailment at any time, with little or no advance notice. Although management expects no such loss to occur, the refusal or inability of any major manufacturer to ship to us, or an increase in prices charged to us as compared to the prices charged by such manufacturers to Service Providers, could have a material adverse effect on our business.

COMPETITION

     We are the leading provider of service logistics outsourcing and support services to the PC repair and maintenance industry. These service logistics include freight logistics, spare parts distribution and order logistics, parts exchange logistics, parts lifecycle management, inventory risk management, warranty information logistics, repair logistics, same-day notebook repair and component repair services. Management believes that we are the largest independent distributor of parts used in the repair of PCs in North America.

     The market for our products is large but fragmented. Competition in the industry is widespread and intense, and comes from other independent distributors (including various small independents) that are not affiliated with an OEM, as well as from the OEMs themselves. When OEMs act as distributors, they typically distribute only their own products. Independent distributors typically distribute a variety of manufacturers' parts. Among our major independent competitors is The Cerplex Group, Computer Parts Unlimited and System Design Associates. Certain of these competitors, such as the OEMs, are large and have substantially greater financial and other resources than we have.

     In addition, the sale of PC spare parts competes with a customer's decision to replace an entire PC. As the cost of a new computer declines, customers may decide to purchase a new PC in favor of repairing their old PC.

EMPLOYEES

     As of March 1, 2000, we had 871 full time employees, of which 110 were in the customer service center, 195 were in administration, 42 were in sales, 162 were in warehouse services and 362 were engineers or technicians. We are not party to any collective bargaining agreement and believe relations with our employees are satisfactory.

GOVERNMENT REGULATION

     We are subject to various federal, state and local laws and regulations relating to worker safety and health, environmental regulations, and other matters applicable to businesses in general. We do not believe that these regulations as currently in effect have a material effect on our business.

ITEM 2.  PROPERTIES.

     All of our properties are located within the Dallas/Fort Worth Metroplex area. In 1995, we entered into a 10-year office lease in Dallas, Texas. We lease approximately 82,250 square feet in this facility which houses our corporate offices, account representatives and information systems for each of our divisions.

     In 1995, we entered into a 10-year build-to-suit lease for a 155,200 square foot distribution center near the Alliance Airport near Fort Worth, Texas, out of which parts are received, processed and shipped by our Service Provider division. We have a build-to-suit lease option for an additional 100,000 square feet at that location.

     In 1999, we entered into an 8-year lease for a 109,116 square foot distribution center next to our main distribution center near the Alliance Airport. This building is currently used for our Certiparts operations and parts returned from customers for repair. This facility will also be used in the near future for receiving and shipping our OEM inventory. This lease can be terminated by us at any time during the third year of the term (May 1, 2001 - April 30, 2002) by providing our notice of termination at least six months prior to its effective date.

     We have a lease that expires in June 2001, for an 81,500 square foot facility in Irving, Texas which houses the remanufacturing operations of our OEM division. We have the option to renew the lease for an additional 3-year term.

ITEM 3. LEGAL PROCEEDINGS.

     We are subject to various pending and threatened litigation from time to time in the ordinary course of business. Although all litigation involves some degree of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof are not expected to have a material adverse effect on our business, financial condition, results of operation or cash flows.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "PCSS."

     For the periods indicated below, the following table sets forth the high and low closing prices of our common stock as reported on Nasdaq.

                        1999 CLOSING PRICES       1998 CLOSING PRICES
                        -------------------       -------------------
 CALENDAR PERIOD         LOW          HIGH         LOW           HIGH
------------------      -----         ----        -----          ----
January 1-March 31      $1.81         $3.50       $4.38          $5.81
April 1-June 30          2.13          4.25        3.88           5.44
July 1-Sept. 30          3.00          4.50        2.50           4.25
Oct. 1-Dec. 31           2.00          3.25        2.19           4.38

     As of March 16, 2000, there were 141 record holders of our common stock. We estimate that there were approximately 2,100 beneficial owners of our common stock as of the same date. We have not declared or paid any cash dividends on the common stock since our organization. Under the terms of our revolving bank line of credit, our ability to pay cash dividends to our stockholders is restricted.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial information regarding our financial position and operating results for the five-year period ended December 31, 1999, are derived from our audited consolidated financial statements. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. Certain items prior to 1999 have been reclassified to conform with the 1999 presentation.

                    (In thousands, except per share amounts)

OPERATING RESULTS:

                                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                     1999           1998            1997           1996            1995
                                                  ----------     ----------      ----------     ----------      ----------
Net revenues                                      $  149,807     $  160,773      $  131,843     $  110,146      $   68,690
Cost of revenues(1)                                  112,045        126,402         102,362         84,859          55,176
                                                  ----------     ----------      ----------     ----------      ----------
 Gross margin                                         37,762         34,371          29,481         25,287          13,514
Operating expenses:
   Selling, general and administrative(1)             29,020         37,335          25,068         19,599          11,831
   Restructuring charges(1)                               --          2,969              --             --              --
   Loss incurred from terminated supply
     agreement(2)                                         --             --              --             --           1,935
   Depreciation and amortization                       5,333          4,674           3,504          2,151           1,510
                                                  ----------     ----------      ----------     ----------      ----------
     Total operating expenses                         34,353         44,978          28,572         21,750          15,276
                                                  ----------     ----------      ----------     ----------      ----------
   Earnings (loss) from operations                     3,409        (10,607)            909          3,537          (1,762)
Net interest expense                                   1,697          1,605             739            577             473
                                                  ----------     ----------      ----------     ----------      ----------
   Earnings (loss) before income taxes                 1,712        (12,212)            170          2,960          (2,235)
Income tax expense (benefit)                              --             --              64          1,089            (730)
                                                  ----------     ----------      ----------     ----------      ----------
   Net earnings (loss)                            $    1,712     $  (12,212)     $      106     $    1,871      $   (1,505)
                                                  ==========     ==========      ==========     ==========      ==========
Earnings (loss) per share - basic                 $     0.31     $    (2.12)     $     0.02     $     0.38      $    (0.39)
Earnings (loss) per share - diluted               $     0.31     $    (2.12)     $     0.02     $     0.35      $    (0.39)
Weighted average common shares
   outstanding - basic                                 5,503          5,762           5,750          4,970           3,900
Weighted average common shares
   outstanding - diluted                               5,583          5,762           5,882          5,285           3,900

BALANCE SHEET DATA:

                                                                DECEMBER 31,
                                        ------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                        --------     --------     --------     --------     --------
Working capital(3)                      $ 25,152     $  6,192     $ 23,737     $ 23,494     $ 15,310
Total assets                              70,486       62,982       55,158       50,174       33,127
Long-term debt(3)                         21,501        2,677        8,695        3,059       10,165
Stockholders' equity                      19,771       20,140       32,334       32,196       11,603

--------

(1) The 1998 net loss includes pretax charges totaling $6.4 million related to certain non-recurring items, including a $3.0 million charge in connection with the consolidation of the repair operations, which is captioned as restructuring charges, $2.2 million of charges related to severance and other expenses included in selling, general and administrative expenses and $1.2 million, net, resulting from a review of policies, procedures and methodologies undertaken by management included in cost of revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) 1995 results include a non-recurring, pre-tax charge of $1.9 million related to the supply agreement with Intelogic Trace, Inc. ("Intelogic") which was terminated in connection with the bankruptcy of Intelogic.

(3) During 1998, the entire outstanding amount under our revolving line of credit was classified as a current liability and, accordingly, our calculations of working capital and long-term debt for 1998 reflect that balance as a current liability. For all other periods, the balance outstanding under our revolving line of credit was classified as long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     PC Service Source, Inc. provides service logistics outsourcing and support services to the personal computer ("PC") hardware industry. To better focus on market opportunities, we recently divided our operations into three divisions, OEM, Service Provider and iService. The OEM division provides service logistics outsourcing and support functions to OEMs and ODMs, which include parts logistics, materials management, same-day notebook repair and component repair services. The Service Provider division provides spare parts distribution, order logistics, parts exchange logistics, parts lifecycle management and inventory risk management. Our iService division is focused on developing various Internet based systems to process and submit parts orders and warranty claims processing functions utilizing our PC Parts Net and PC WIN proprietary technologies. Currently, the results of operations for the iService division are included with those of the Service Provider division due to their insignificance.

RESULTS OF OPERATIONS

     The following table displays our statements of operations as a percentage of net revenues for the three years ended December 31, 1999:

                                                   1999        1998         1997
                                                  ------      ------       ------
Net revenues ................................      100.0%      100.0%       100.0%
Cost of revenues ............................       74.8        78.6         77.6
                                                  ------      ------       ------
     Gross margin ...........................       25.2        21.4         22.4
                                                  ------      ------       ------

Operating expenses:
     Selling, general and administrative ....       19.4        23.2         19.0
     Depreciation and amortization ..........        3.6         2.9          2.7
     Restructuring charges ..................         --         1.9           --
                                                  ------      ------       ------
         Total operating expenses ...........       23.0        28.0         21.7
                                                  ------      ------       ------
     Earnings (loss) from operations ........        2.2        (6.6)         0.7

Net interest expense ........................        1.1         1.0          0.6
                                                  ------      ------       ------
     Earnings (loss) before income taxes ....        1.1        (7.6)         0.1
     Net earnings (loss) ....................        1.1%       (7.6)%        0.1%
                                                  ======      ======       ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     We recognized a 6.8% decrease in net revenues for the year ended December 31, 1999, with $149.8 million in revenues compared to $160.8 million for the year ended December 31, 1998. The decrease in revenue was due primarily to significantly less revenue from our Service Provider division, which includes Vanstar (subsequently acquired by Inacom). In February 1999, Vanstar notified us of its intention to terminate our exclusive contract effective as of June 1999. As a result, our Vanstar business materially declined in 1999 compared to 1998. The decrease in revenue from our Service Provider division due to Vanstar was partially offset by an increase in revenue from our OEM division, which includes the OEM outsourcing and repair services business. This increase was due primarily to the implementation of an OEM outsourcing arrangement in the fourth quarter of 1998 along with a new OEM outsourcing arrangement in the latter portion of the third quarter of 1999.

     Gross margin as a percentage of net revenues increased to 25.2% from 21.4% in 1998. Since the gross margin is different for each line of computer spare parts we sell, changes in the mix of parts sold by us during a particular period affect our gross margin. The increase in gross margin was due primarily to a higher percentage of our business being generated from the OEM division. The higher margin from our OEM business is due to the fee based pricing structure we utilize for most of our OEM transactions. This increase was partially offset by higher purchasing and handling costs necessary to support the increase in our OEM revenues. The gross margin from our Service Provider division will most likely continue to be less than the gross margin from our OEM division as the replacement cost for an entire PC continues to decline.

     Selling, general and administrative expenses as a percentage of net revenues decreased to 19.4% in 1999 from 23.2% in 1998. The decrease was primarily due to the following three factors: (a) our adoption of additional expense reductions and the implementation of tighter controls on discretionary expenses; (b) the closure of the West Coast repair operations of our PCSS Repair Services subsidiary in the fourth quarter of 1998; and (c) a non-recurring charge related to the termination of an unprofitable warranty processing program in the second quarter of 1998.

     Depreciation and amortization increased as a percentage of net revenues to 3.6% in 1999 from 2.9% in 1998. This increase was due to a higher asset base in 1999 resulting from significant capital expenditures made by us in 1998 and throughout 1999, as well as the decrease in net revenues.

     Net interest expense increased slightly in 1999 to 1.1% of net revenues from 1% of net revenues in 1998. The increase is attributable to significantly greater average borrowings during 1999 versus 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     We recognized a 21.9% increase in net revenues for the year ended December 31, 1998, with $160.8 million in revenues compared to $131.8 million for the year ended December 31, 1997. The increase in net revenues is primarily the result of a contract to provide service parts on an exclusive basis to Vanstar that began in the first quarter of 1998 in our Service Provider division. In addition, we increased our notebook repair service business in 1998.

     Gross margin as a percentage of net revenues declined from 22.4% in 1997 to 21.4% in 1998. Since the gross margin is different for each line of computer spare parts which we sell, changes in the mix of parts we sell during a particular period affects our gross margin. The decrease in gross margin was due to (a) significantly lower OEM margins in 1998, which were the result of initiating several major customer relationships, (b) 200% increase in the repair business, (c) deficiencies in the freight monitoring, control and billing process, which were identified and corrected in the second quarter of 1998, and
(d) increased personnel related costs for the conversion of our automated warehouse management system.

     Selling, general and administrative expenses as a percentage of net revenues rose from 19.0% in 1997 to 23.2% in 1998. The primary reasons for this increase were (a) a charge related to a discontinued, unprofitable warranty processing program, (b) changes related to management's review and modification of the policies, procedures and methodologies for valuing our assets and liabilities and (c) increased occupancy costs primarily related to the repair services operations. During the fourth quarter 1998, we reviewed our various customer programs and segmented those programs based on customer requirements. Specific service levels, business terms and conditions and targeted profit levels were identified, implemented and established for each customer category.

     Restructuring charges totaled 1.9% as a percent of net revenues in 1998. The charges totalled $3.0 million in connection with the consolidation of our west coast repair facility into its Irving, Texas facility which included future lease commitments, severance and the write-off of goodwill associated with the west coast operations.

     Depreciation and amortization increased as a percentage of net revenues to 2.9% in 1998 compared to 2.7% in 1997. This increase was due to the 1998 capital expenditures and recognizing a full year of depreciation on the significant 1997 capital expenditures.

     Net interest expense increased slightly in 1998 to 1.0% of net revenues from 0.6% of net revenues in 1997. The increase is attributable to significantly greater average borrowings during 1998 versus 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In the first quarter of 1999, we entered into a new $25.0 million Revolving Line of Credit and Security Agreement (the "Line of Credit") with PNC Bank, National Association, which matures in March 2002. The proceeds were in part used to retire the revolving line of credit with NationsBank, N.A. The new revolving Line of Credit carries a floating interest rate based on either LIBOR or the PNC prime rate and is secured by substantially all of the assets of the Company. As of December 31, 1999, we had $20.2 million outstanding and approximately $0.9 million of availability. The credit facility prohibits the payment of dividends to common stockholders and contains customary covenants.

     With the exception of 1997 and 1999, we have historically been a net user of cash from operations, and have financed our working capital requirements and capital expenditures from revolving credit, capital leases and equity financing. Cash provided by operating activities during the year ended December 31, 1999, was $2.7 million compared with cash used by operating activities in 1998 of $2.1 million. The change in cash used in operating activities to cash provided by operating activities is primarily due to the $12.2 million loss in 1998 compared to the $1.7 million net earnings in 1999, as well as lower accounts receivable partially offset by the increase in inventories and decrease in accrued liabilities.

     Cash used in investing activities was $4.9 million for the year ended December 31, 1999. Capital expenditures totaled $4.9 million, $5.8 million and $5.0 million in 1999, 1998 and 1997, respectively. Capital expenditures during 1999 included improvements to our management information systems, furniture, fixtures, and leasehold improvements at the new warehouse facility. We anticipate capital expenditures of $3.0 to $4.0 million in 2000 for improvements and modifications to our information systems, warehouse equipment and other necessary equipment. We believe these expenditures are required to support and manage future profit growth of our business.

     On April 21, 1999, we announced the adoption of a stock repurchase program enabling us to repurchase up to 600,000 shares of our outstanding common stock. On July 30, 1999, we increased our stock repurchase program from 600,000 to 1,000,000 shares. During the year ended December 31, 1999, we repurchased 532,500 shares at an aggregate cost of $2.1 million. The repurchased stock is treasury shares which is available for general corporate purposes.

     We believe that the cash provided by our operating activities, the availability under our line of credit and our equipment financing related to capital expenditures for the purchase of equipment, will be sufficient to meet our 2000 working capital and capital expenditure requirements, so long as our inventory levels are properly managed.

EFFECTS OF INFLATION

     We believe that the effects of inflation on our operations have not been material during the past three years.

YEAR 2000

     The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by our company and our websites, to malfunction in the Year 2000, and may lead to significant business delays and disruptions in our business and operations. We have completed our plan to minimize the impact of this Year 2000 problem in our operations by testing all of our critical information systems and equipment and machinery that contain embedded technology, as well as obtaining assurances from all critical third parties as to their own Year 2000 preparedness. The cost of our Year 2000 compliance was approximately $500,000, substantially all of which had been incurred as of December 31, 1999. As of the date of this report, all of our critical systems have been successfully tested for Year 2000 compliance and we have not experienced any significant Year 2000 problems with our own critical systems or any critical third parties. Although we have not experienced any significant Year 2000 problems to date, we plan to monitor the situation closely.

     Although, as of the date of this report, we have not experienced any material disruptions in our operations from Year 2000 related issues, Year 2000 compliance problems potentially could undermine the general infrastructure necessary to support our operations. As part of our broader contingency planning, we developed business continuity plans to address each critical process and activity that we believe would cause a significant disruption to operations if not functional for 24 hours. Despite these efforts, we cannot guarantee that the contingency plan will adequately address all circumstances that may disrupt operations or that such planning will prevent circumstances that may cause a material adverse effect on our operating results or financial condition.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     We occasionally make forward-looking statements concerning our plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future.

     These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of our revenue and market share; the consummation of new and the non-termination of, existing OEM outsourcing arrangements and service provider alliances; our ability to effectively manage our business functions while growing our business in a rapidly changing environment; our ability to adapt and expand our services in such an environment; the effective and efficient purchasing of parts, managing inventory levels and processing of sales orders; the quality of our plans and strategies; and our ability to execute such plans and strategies.

     In addition, forward-looking statements concerning our expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which we have no control. We do not plan to generally publicly update prior forward-looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because we have not made additional comments on those forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $20.2 million and $14.2 million as of December 31, 1999 and December 31, 1998, respectively. A 1.0% change in the underlying LIBOR or prime rate would result in a $202,000 and $142,000 change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of December 31, 1999 and December 31, 1998, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements together with the report thereon of Ernst & Young LLP and KPMG LLP are included in this report commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During May and June 1998, we requested several independent accounting firms, including our existing independent auditor, to submit a proposal for providing audit and tax services to us. KPMG LLP, our independent auditor at that time, advised us that it would not be participating in the request for proposal and resigned as our independent auditor. At a meeting held on June 17, 1998, the Audit Committee of our Board of Directors approved the engagement of Ernst & Young LLP, as our independent auditor for the fiscal year ending December 31, 1998, to replace the firm of KPMG LLP.

     The audit reports of KPMG LLP on our financial statements for fiscal years 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of our financial statements for the years ended December 31, 1997, and December 31, 1996, and for the subsequent interim period through June 11, 1998, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter in its reports. KPMG LLP furnished us with a letter addressed to the Securities and Exchange Commission stating it agreed with the foregoing statements. A copy of that letter, dated June 18, 1998, was filed as Exhibit
99.1 to our Report on Form 8-K filed in June 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the heading "Management" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information set forth under the heading "Executive Compensation" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under the heading "Ownership of Common Stock by Certain Beneficial Owners and Management" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the headings "Management -- Board Meetings and Committees of the Board," and "Management -- Compensation of the Company's Directors" of the definitive proxy statement for our 2000 Annual Meeting of Stockholders is incorporated by reference in this Form 10-K Annual Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

     The following financial statements of the company and its subsidiaries are filed as a part of this report:

                                                                             Page
                                                                             ----
Reports of Independent Auditors..............................................F-1
Consolidated Balance Sheets - December 31, 1999 and 1998.....................F-3
Consolidated Statements of Operations -- For the Three Years
  Ended December 31, 1999....................................................F-5
Consolidated Statements of Stockholders' Equity -- For the Three Years
  Ended December 31, 1999....................................................F-6
Consolidated Statements of Cash Flows -- For the Three Years
  Ended December 31, 1999....................................................F-7
Notes to Consolidated Financial Statements...................................F-8

     The following consolidated financial statement schedule of the company is filed as a part of this report:

FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Schedule II -- Valuation and Qualifying Accounts -- For the
  Three Years Ended December 31, 1999.......................................F-20

     All other financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORTS ON FORM 8-K

     None.

The following exhibits are filed as a part of this report:

Exhibit
Number                                     Exhibit

3.1+++              Restated Certificate of Incorporation of the company

3.2++               Amended and Restated Bylaws of the company

4.1+                Specimen Certificate evidencing Common Stock

4.2v++ Certificate of Designations of Series A Junior Participating Preferred Stock

10.1v++ Revolving Credit and Security Agreement by and among the Company, its subsidiaries and PNC Bank, National Association, as lender and as agent

10.2v++             Stock Option Plan, including form of Stock Option
                    Agreements, as amended

10.3++              Rights Plan

10.4+v              Director Compensation Plan

10.5v               Employee Stock Purchase Plan

16v+                Resignation of KPMG LLP

21*                 Subsidiaries of the Company

23.1*               Consent of Ernst & Young LLP

23.2*               Consent of KPMG LLP

27*                 Financial Data Schedule

+ Previously filed as an exhibit to the company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 29, 1994.

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

v++ Previously filed as an exhibit to the company's report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PC SERVICE SOURCE, INC.


March 29, 2000                         By: /s/ AVERY MORE
                                           -------------------------------------
                                           Avery More, Chairman of the Board and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

                SIGNATURE                                            CAPACITY
                ---------                                            --------


             /s/ Avery More                      Chairman of the Board and Chief Executive Officer
--------------------------------------------        (Principal Executive Officer)
                 Avery More


          /s/ Robert J. Boutin                   Senior Vice President, Chief Financial Officer and
--------------------------------------------        Secretary, Director, (Principal Financial and
              Robert J. Boutin                      Accounting Officer)


           /s/ Morti Tenenhaus                   Director
--------------------------------------------
               Morti Tenenhaus


           /s/ Robert S. Leff                    Director
--------------------------------------------
               Robert S. Leff


           /s/ Edward Raymund                    Director
--------------------------------------------
               Edward Raymund


              /s/ Jay Haft                       Director
--------------------------------------------
                  Jay Haft

Report of Independent Auditors


The Board of Directors and Stockholders of PC Service Source, Inc.


     We have audited the accompanying consolidated balance sheets of PC Service Source, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PC Service Source, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also audited the reclassification described in Note 1(n) to the consolidated financial statements that was applied to reclassify certain amounts in the 1997 consolidated statement of operations and the segment information for 1997 included in Note 12 to the consolidated financial statements. In our opinion, such reclassification is appropriate and properly applied and the 1997 segment information is in accordance with Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in all material respects.


                                            /s/ Ernst & Young LLP


Dallas, Texas
February 7, 2000

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
PC Service Source, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of PC Service Source, Inc. and subsidiaries for the year ended December 31, 1997, before the reclassification described in Note 1(n) and the inclusion of segment information in Note 12 to the consolidated financial statements. In connection with the audit of these consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index for the year ended December 31, 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, stockholders' equity, and cash flows (before reclassification and the inclusion of segment information) referred to above present fairly, in all material respects, the results of operations and cash flows of PC Service Source, Inc. and subsidiaries, for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1997.


                                              /s/ KPMG  LLP


Dallas, Texas
February 13, 1998

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

                                                         December 31,
                                                    ----------------------
                                                      1999          1998
                                                    --------      --------
Current assets:
   Cash                                             $  1,138      $    940
   Accounts receivable, less allowance for
      doubtful accounts of $571 and $974 at
      December 31, 1999 and 1998, respectively        15,259        20,241
   Inventories, less reserve for obsolescence
      of $4,311 and $6,469 at December 31, 1999
      and 1998, respectively                          35,019        21,250
   Income taxes receivable                               380           699
   Deferred income taxes                                 741         1,102
   Other current assets                                  976         1,023
                                                    --------      --------
                 Total current assets                 53,513        45,255
                                                    --------      --------
Property and equipment
   Computer equipment and software                    21,009        17,367
   Furniture and fixtures                              7,454         7,009
   Leasehold improvements                              2,477         1,993
                                                    --------      --------
                                                      30,940        26,369
   Accumulated depreciation and amortization         (16,245)      (11,288)
                                                    --------      --------
                 Net property and equipment           14,695        15,081
                                                    --------      --------
Goodwill, net of accumulated amortization of
   $616 and $451 at December 31, 1999 and 1998,
   respectively                                        1,589         1,819
Other assets, net                                        689           827
                                                    --------      --------
                 Total Assets                       $ 70,486      $ 62,982
                                                    ========      ========

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, Continued
(In thousands, except share and per share amounts)

                                                                              December 31,
                                                                         ----------------------
                                                                           1999          1998
                                                                         --------      --------
Current liabilities:
   Accounts payable                                                      $ 18,827      $ 13,997
   Accrued liabilities                                                      8,290         9,438
   Current portion of obligations under capital leases                      1,244         1,399
   Revolving line of credit                                                    --        14,229
                                                                         --------      --------
             Total current liabilities                                     28,361        39,063
                                                                         --------      --------
Long-term debt - revolving line of credit                                  20,180            --

Obligations under capital leases, excluding current portion                 1,433         2,677

Deferred income taxes                                                         741         1,102

Stockholders' equity:
   Preferred stock, $.01 par value. Authorized 5,000,000 shares;
      none issued                                                              --            --
   Common stock, $.01 par value. Authorized 20,000,000 shares;
      issued 5,934,582 and 5,906,582 shares at December 31, 1999
      and 1998, respectively                                                   59            59
Additional paid-in capital                                                 31,046        30,996
Accumulated deficit                                                        (7,413)       (9,125)
Less treasury stock, at cost (665,262 and 132,762 common shares
   at December 31, 1999 and 1998, respectively)                            (3,921)       (1,790)
                                                                         --------      --------
             Total stockholders' equity                                    19,771        20,140
                                                                         --------      --------
                   Total Liabilities and Stockholders' Equity            $ 70,486      $ 62,982
                                                                         ========      ========


See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 1999, 1998 and 1997
(In thousands, except per share amounts)


                                                     1999           1998            1997
                                                  ----------     ----------      ----------
Net revenues ................................     $  149,807     $  160,773      $  131,843

Cost of revenues ............................        112,045        126,402         102,362
                                                  ----------     ----------      ----------
    Gross margin ............................         37,762         34,371          29,481
                                                  ----------     ----------      ----------
Operating expenses:
    Selling, general and administrative .....         29,020         37,335          25,068
    Depreciation and amortization ...........          5,333          4,674           3,504
    Restructuring charges ...................             --          2,969              --
                                                  ----------     ----------      ----------
         Total operating expenses ...........         34,353         44,978          28,572
                                                  ----------     ----------      ----------
    Earnings (loss) from operations .........          3,409        (10,607)            909

Net interest expense ........................          1,697          1,605             739
                                                  ----------     ----------      ----------
    Earnings (loss) before income taxes .....          1,712        (12,212)            170

Income tax expense ..........................             --             --              64
                                                  ----------     ----------      ----------
    Net earnings (loss) .....................     $    1,712     $  (12,212)     $      106
                                                  ==========     ==========      ==========
Earnings (loss) per share
    Basic ...................................     $     0.31     $    (2.12)     $      .02
                                                  ==========     ==========      ==========
    Diluted .................................     $     0.31     $    (2.12)     $      .02
                                                  ==========     ==========      ==========
Weighted average common shares outstanding
    Basic ...................................          5,503          5,762           5,750
                                                  ==========     ==========      ==========
    Diluted .................................          5,583          5,762           5,882
                                                  ==========     ==========      ==========


See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

                                                                                        Retained
                                                  Common stock           Additional     earnings                          Total
                                            ------------------------      paid-in     (accumulated      Treasury       stockholders'
                                             Shares         Amount        capital        deficit)         stock           equity
                                            ---------     ----------     ----------   -------------     ----------     ------------
Balance at December 31, 1996 .........      5,879,582     $       59     $   30,946     $    2,981      $   (1,790)     $   32,196
         Issuance of stock ...........          1,500             --             10             --              --              10
         Exercise of stock options ...         10,000             --             22             --              --              22
         Net earnings ................             --             --             --            106              --             106
                                            ---------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1997 .........      5,891,082             59         30,978          3,087          (1,790)         32,334
         Exercise of stock options ...         15,500             --             18             --              --              18
         Net loss ....................             --             --             --        (12,212)             --         (12,212)
                                            ---------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1998 .........      5,906,582             59         30,996         (9,125)         (1,790)         20,140
         Issuance of stock ...........          7,500             --             23             --              --              23
         Stock repurchased ...........             --             --             --             --          (2,131)         (2,131)
         Exercise of stock options ...         20,500             --             27             --              --              27
         Net earnings ................             --             --             --          1,712              --           1,712
                                            ---------     ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1999 .........      5,934,582     $       59     $   31,046     $   (7,413)     $   (3,921)     $   19,771
                                            =========     ==========     ==========     ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

PC SERVICE SOURCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

                                                                          Year Ended December 31,
                                                                 ------------------------------------------
                                                                    1999            1998            1997
                                                                 ----------      ----------      ----------
Cash flows from operating activities:
         Net earnings (loss) ...............................     $    1,712      $  (12,212)     $      106
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities:
        Depreciation and amortization ......................          5,333           4,674           3,504
        Deferred income taxes ..............................             --             481            (181)
        Restructuring charges ..............................             --           2,969              --
        Changes in operating assets and liabilities:
          Accounts receivable ..............................          4,982          (3,239)         (2,995)
          Inventories ......................................        (13,769)         (4,520)          2,079
          Other current assets .............................             47              75            (335)
          Accounts payable .................................          4,830           5,194           1,043
          Accrued liabilities ..............................         (1,148)          4,476             803
          Income taxes receivable/payable ..................            319             (31)           (706)
          Other, net .......................................            369              78            (350)
                                                                 ----------      ----------      ----------
             Net cash provided by (used in) operating
               activities ..................................          2,675          (2,055)          2,968
                                                                 ----------      ----------      ----------
Cash flows from investing activities:
   Capital expenditures ....................................         (4,925)         (5,813)         (4,999)
   Acquisitions ............................................             --            (384)         (2,451)
                                                                 ----------      ----------      ----------
             Net cash used in investing activities .........         (4,925)         (6,197)         (7,450)
                                                                 ----------      ----------      ----------
Cash flows from financing activities:
   Purchase of treasury shares .............................         (2,131)             --              --
   Net revolving debt borrowings (payments) ................          5,951           8,694           2,482
   Proceeds from sale-leaseback transaction ................             --             963              --
   Principal payments under capital lease obligations ......         (1,399)         (1,200)           (955)
   Proceeds from exercise of common stock options ..........             27              18              22
                                                                 ----------      ----------      ----------
             Net cash provided by financing activities .....          2,448           8,475           1,549
                                                                 ----------      ----------      ----------
Net increase (decrease) in cash ............................            198             223          (2,933)
Cash at beginning of year ..................................            940             717           3,650
                                                                 ----------      ----------      ----------
Cash at end of year ........................................     $    1,138      $      940      $      717
                                                                 ==========      ==========      ==========
Supplemental cash flow disclosures:
   Interest paid ...........................................     $    1,637      $    1,493      $      612
                                                                 ==========      ==========      ==========
   Income taxes paid (refunded), net .......................     $     (316)     $     (461)     $      856
                                                                 ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of Business

          PC Service Source, Inc. and Subsidiaries (the "Company") are providers of logistic services ("Service logistics") to the personal computer ("PC") hardware repair industry. Service logistics includes sourcing and distributing spare parts, inventory management, warranty claims processing, parts remanufacturing and related functions, and are provided to customers throughout the United States, Canada and Latin America, as well as other countries. Service logistics also includes notebook repair.

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

     (e)  Goodwill

          Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefitted of 7 to 15 years.

     (f)  Revenue Recognition

          Revenue is recognized upon completion of services normally represented by shipment to the customer.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

     (g)  Income Taxes

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

     (h)  Use of Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The most significant of these estimates is the reserve for inventory obsolescence. Due to the nature of the inventory and the rapid technological changes, it is possible that a change in this estimate could occur, the effect of which could be material to the consolidated financial statements.

     (i)  Comprehensive Income

          Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is equal to net earnings (loss) as presented on the Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

     (j)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

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

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

          by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (k)  Noncash Financing and Investing Activities

          Capital lease obligations of $963 and $1,368 were incurred for computer equipment and furniture and fixtures in 1998 and 1997, respectively.

          In 1999 and 1997, 7,500 and 1,500 shares of common stock, respectively, were issued to directors in lieu of cash payments for an expense of $23 and $10, respectively.

     (l)  Significant Customers

          In 1999, two customers, Inacom (previously Vanstar) and a large OEM accounted for approximately 12% and 11%, respectively, of the Company's net revenues. No other customers accounted for 10% or more in revenues in 1999. In 1998, only Vanstar exceeded 10% of total revenues by accounting for approximately 16%.

          In February 1999, Inacom notified the Company of its intention to terminate the exclusive contract with the Company effective as of June 1999. Although we still do business with Inacom, such business is not on an exclusive basis and is now significantly less than prior to June 1999.

     (m)  Fair Value of Financial Instruments

          The carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying value of the revolving line of credit outstanding approximates the estimated fair value since the obligation bears interest at current market rates.

     (n)  Reclassification

          The Company has reclassified how it reports all purchasing and distribution expenses, as well as certain facility costs. For the year ended December 31, 1999, those items are now reported by the Company in cost of revenues instead of in selling, general and administrative expenses. Management believes that the reclassification of these expenses is a better indication of the Company's gross margin given the recent shift in significance of the Company's OEM business. The related amounts described above have been reclassified to conform with the 1999 presentation. These reclassifications increased revenues and decreased selling, general and administrative expenses by $10,595 and $8,203 in 1998 and 1997, respectively.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)



(2)  INCOME TAXES

          Income tax expense for the years ended December 31 is presented below.

                                           1999           1998            1997
                                        ----------     ----------      ----------
Federal:
    Current                             $      --      $     (633)     $      247
    Deferred                                   --             384            (166)
State:
    Current                                    --             152              (2)
    Deferred                                   --              97             (15)
                                        ----------      ----------      ----------
                                        $      --      $       --      $       64
                                        ==========      ==========     ==========

          The reconciliation of income taxes at the federal statutory rate of 34% to the effective tax rate for the years ended December 31 is presented below.

                                                             1999             1998             1997
                                                           --------         --------         --------
Income taxes (benefit) at federal statutory rate             34.0%           (34.0)%           34.0%
State taxes, net of federal income tax benefit                --              (2.1)%            2.7%
Change in valuation allowance                               (35.4%)           30.9%             -- %
Other                                                         1.4%             5.2%             0.9%
                                                            -----            -----             ----
Effective rate                                                -- %             -- %            37.6%
                                                            =====            =====             ====

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at December 31 are presented below.

                                                                   1999           1998
                                                                 --------       --------
Deferred tax assets:
    Inventory reserves                                           $  2,064         2,072
    Net operating loss carryforwards                                1,516         1,434
    Accrued expenses                                                  281           899
    Accounts receivable                                               276           363
    Other                                                             175           104
    Valuation allowance                                            (3,571)       (3,770)
                   Total deferred tax asset                           741         1,102

Deferred tax liability - depreciation                                 741         1,102
                                                                 --------      --------
                   Net deferred tax asset                        $    --       $    --
                                                                 ========      ========

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

     The Company has federal net operating loss carryforwards of $4,143, which will begin to expire in the year 2012.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. As a result of this consideration, a valuation allowance of $3,571 and $3,770 was recorded as of December 31, 1999 and 1998, respectively.

(3)  REVOLVING LINE OF CREDIT

     In the first quarter of 1999, we entered into a $25,000 Revolving Line of Credit and Security Agreement (Line of Credit) with PNC Bank, National Association, which matures in March 2002. The proceeds were in part used to retire a previous revolving line of credit with NationsBank, N.A. The Line of Credit is secured by substantially all of the assets of the Company. As of December 31, 1999, we had $20,180 outstanding and approximately $900 of availability. The credit facility prohibits the payment of dividends to common stockholders and contains customary covenants, including limits on indebtedness and capital expenditures and a fixed charge ratio minimum.

     Interest is payable on the outstanding balance at a rate of 2.50% above the London Interbank Offering Rate (LIBOR) for LIBOR advances (8.64% at December 31, 1999) and at the prime rate for the base rate advances (8.50% at December 31, 1999). The weighted average interest rates were 8.50%, 8.44% and 8.34% for 1999, 1998 and 1997, respectively.

(4)  LEASES

     The Company has entered into capital leases for computer equipment and furniture and fixtures expiring in various years through 2003. In 1998, the Company entered into a $963 capital lease through a sale-lease back transaction. Depreciation of assets under capital leases is included in depreciation and amortization expense. Interest rates on capitalized leases vary from 6.06% to 10.69% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate. Property held under capital leases, which is included in property and equipment, at December 31, 1999 and 1998, is presented below.

                                                1999              1998
                                              --------          --------
    Computer equipment                        $  4,156          $  4,156
    Furniture and fixtures                       2,849             2,849
                                              --------          --------
                                                 7,005             7,005
    Less accumulated amortization                4,661             3,297
                                              --------          --------
                                              $  2,344          $  3,708
                                              ========          ========


                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

     The Company leases office and warehouse distribution space and equipment under various noncancellable operating leases with terms from three to ten years. Certain of the leases contain renewal options ranging up to five years. Total rental expense under operating leases was $2,435, $2,430 and $2,126 in 1999, 1998, and 1997, respectively.

     Future minimum lease payments under capital leases and noncancellable operating leases, are presented below.

                                                                      Capital          Operating
                                                                      Leases             Leases
                                                                     ---------         ---------
2000                                                                 $   1,452         $   2,406
2001                                                                       999             2,175
2002                                                                       415             1,962
2003                                                                       142             1,986
2004                                                                        --             1,986
Thereafter                                                                  --             1,238
                                                                     ---------         ----------
Total minimum lease payments                                             3,008         $  11,753
                                                                                       =========
Less amount representing interest                                          331
                                                                     ---------
Present value of net minimum lease payments                              2,677
                                                                     ---------
Less current portion of obligations under capital leases                 1,244
                                                                     ---------
Obligations under capital leases, excluding current portion          $   1,433
                                                                     =========

(5)  STOCKHOLDERS' EQUITY

     At December 31, 1999, the Company had reserved 1,530,450 shares of common stock for future issuances in connection with its stock option plan, stock price appreciation plan, employee stock purchase plan, outstanding warrants and the directors stock plan.

(6)  STOCK OPTIONS

     In 1992, the Company adopted a stock option plan (the Plan) pursuant to which the Company's Board of Directors may grant incentive and nonqualified options to officers and key employees. The Plan authorizes grants of options to purchase up to 1,500,000 shares (increased from 1,000,000 shares in 1998) of authorized but unissued common stock. Stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. Stock options generally become exercisable and vest at a rate of 33% per year from the date of grant and generally carry an expiration date of ten years subsequent to the date of grant. At December 31, 1999, there were 454,500 additional shares available for grant under the Plan.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

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

                                                               1999            1998             1997
                                                               ----            ----             ----
       Net earnings (loss):
          As reported                                         $1,712         $(12,212)         $  106
          Pro forma                                            1,451          (12,364)           (264)

       Earnings (loss) per share as reported:
          Basic                                                 0.31            (2.12)           0.02
          Diluted                                               0.31            (2.12)           0.02

       Earnings (loss) per share-pro forma:
          Basic                                                 0.26            (2.15)          (0.05)
          Diluted                                               0.26            (2.15)          (0.05)


          The previous table utilized the Black Scholes option-pricing model with the following weighted-average assumptions:

                                       1999              1998                1997
                                       ----              ----                ----

     Expected dividend yield              0%                   0%                  0%
     Expected volatility               56.9%                49.8%               57.7%
     Risk-free interest rate           5.65%         5.53 - 5.65%        5.67 - 6.83%
     Expected life                   4 years              4 years             5 years

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

     Following is a summary of activity in the Plan during 1999, 1998 and 1997:

                                                             1999                           1998                          1997
                                                           Weighted                       Weighted                      Weighted
                                                           average                        average                        average
                                             1999          exercise         1998          exercise           1997       exercise
                                           Options          price          Options          price          Options        price
                                          ---------      -----------      ---------      -----------       --------     --------
       Outstanding at beginning
          of year                         1,106,750      $      4.85        746,900      $      7.70        630,500      $ 7.75
       Granted                              152,000             3.16      1,024,250             5.31        305,500        9.00
       Exercised                            (20,500)            1.32        (15,500)            2.25        (10,000)       2.25
       Cancelled                           (445,750)            6.94       (648,900)            8.80       (179,100)      10.39
                                          ---------      -----------      ---------      -----------       --------      ------
       Outstanding at end of year           792,500             3.42      1,106,750             4.85        746,900        7.70
                                          =========      ===========      =========      ===========       ========      ======
       Options exercisable at
          year end                          312,384      $      3.24        161,500      $      1.93        275,900      $ 5.64
                                          =========      ===========      =========      ===========       ========      ======
       Weighted average fair
          value of options granted
          during the year                 $    1.38                       $    1.42                        $   3.85
                                          =========                       =========                        ========

     The exercise price for options outstanding at December 31, 1999, ranged from $0.25 to $4.75 and the weighted average remaining contractual life of the options was 7.7 years.

(7)  STOCK WARRANTS AND OTHER

     In October 1998, the Company approved a Stock Price Appreciation Plan pursuant to which a total of 200,000 shares of the Company's common stock became available for issuance to certain employees. This plan was terminated as of December 31, 1999.

     In March 1994, the Company issued 100,000 warrants with an exercise price of $10.80. Of those warrants, 85,082 were exercised in 1996. The balance of the warrants expire in April 2000.

(8)  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

     The following table sets forth the computation of the basic and diluted earnings (loss) per share.

                                                      Years Ended
                                                      December 31
                                        -----------------------------------------
                                           1999           1998             1997
                                        ----------     ----------      ----------
Net earnings (loss)                     $    1,712     $  (12,212)     $      106
                                        ==========     ==========      ==========
Weighted average common shares
   outstanding-basic                         5,503          5,762           5,750
Employee stock options and other                80             --             132
                                        ----------     ----------      ----------
Weighted average common shares
   outstanding-diluted                       5,583          5,762           5,882
                                        ==========     ==========      ==========
Earnings (loss) per share:
   Basic                                $     0.31     $    (2.12)     $     0.02
   Diluted                              $     0.31     $    (2.12)     $     0.02

     At December 31, 1999 and 1998, 272,418 and 1,121,668, respectively, employee stock options and other potentially dilutive securities were excluded from the weighted average common shares outstanding diluted computation for the years ended December 31, 1999 and 1998 because their impact would be anti-dilutive.

(9)  BENEFIT PLANS

     The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees who have attained the age of 21 and completed one full quarter of service are eligible to participate. Participation may begin on January 1, April 1, July 1, or October 1 following the full quarter of service. Eligible employees may contribute from 1% to 15% of their annual compensation subject to limitations. The Company matches 100% of the first 4% an employee contributes. Employee contributions vest immediately while the Company contributions vest 100% at the end of the second year of employment. In 1999, 1998 and 1997, the Company contributed $711, $543 and $454, respectively.

     In 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") covering all employees that have attained the age of 21 and completed one year of service. Under the Purchase Plan, eligible participants may purchase stock of the Company at not less than 85% of its market value as of the date the option to purchase is offered to the employees; employees have one year to make sufficient contributions to pay the exercise price. As of March 1, 2000, 33,968 shares have been issued under the Purchase Plan. At March 1, 2000, 66,032 shares were available for future issuance.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

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

(11) RESTRUCTURING AND OTHER

     In December 1998, the Company decided to consolidate its west coast repair facility into the Irving, Texas facility resulting in restructuring charges of approximately $3,000. The charge included $1,700 for the write-off of goodwill associated with the west coast operation, $700 for future lease commitments, $400 for severance for approximately 40 employees which represented substantially all of the employees of the facility and $200 for the write-down of fixed assets. Completion of the closure of the west coast repair facility occurred in June 1999. During the year ended December 31, 1999, the company completed its consolidation of its west coast repair facility into the Irving, Texas facility. No additional charges were incurred. Payments of $561 and $400 related to amounts accrued for future lease commitments and severance, respectively, were made during 1999. An accrual of $139 for future lease commitments remains as of December 31, 1999. In addition, the Company recorded a $1,000 charge for severance in December 1998 for certain management and administrative personnel. No payments were made in 1998. In 1999, $836 was paid, leaving a balance of $164.

(12) SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by key decision makers in deciding how to allocate resources and in assessing performance.

     To better focus on market opportunities, we divided the Company into three divisions. The divisions are OEM, Service Provider and iService. The OEM division provides service logistics outsourcing and support functions to the OEMs and ODMs. This includes parts logistics, materials management, rapid turnaround desktop and notebook repair and component repair services. The Service Provider division provides post-warranty parts services to the PC industry which includes spare parts distribution, order logistics, parts exchange logistics, parts lifecycle management and inventory risk management. Our iService division will leverage the significant investment that we have made in technology with PC Parts Net and PC Warranty Information Network and will deliver Internet centric service solutions. Because they are currently insignificant, the iService results are included with the Service Provider division.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

     As a result of the decision in 1999 to divide the Company's operations into three divisions, segment information for each of these divisions for 1999, 1998 and 1997 is presented below. Previously, the Company had only one reportable segment.

                                                    SERVICE
                                                    PROVIDER         OEM           TOTAL
                                                   ----------     ----------     ----------
      DECEMBER 31, 1999
         Net revenues                               $  114,215     $   35,592     $  149,807
         Inter-company revenues                            --           4,122          4,122
         Billed margin(1)                               36,958         16,708         53,666
         Depreciation and amortization expense           4,708            625          5,333
         Segment assets(2)                              46,302         24,184         70,486

      DECEMBER 31, 1998
         Net revenues                               $  151,192     $    9,581     $  160,773
         Inter-company revenues                            --           4,930          4,930
         Billed margin(1)                               46,947          3,396         50,343
         Depreciation and amortization expense           4,120            554          4,674
         Segment assets(2)                              54,040          8,942         62,982

      DECEMBER 31, 1997
         Net revenues                               $  129,369     $    2,474     $  131,843
         Inter-company revenues                            --           2,553          2,553
         Billed margin(1)                               41,265            770         42,035
         Depreciation and amortization expense           3,134            370          3,504
         Segment assets(2)                              52,239          2,919         55,158

(1) The Company measures billed margin as the selling price less the cost of parts and the cost of labor on repair. These other cost of sales items are primarily purchasing and distribution expenses, certain facility costs, packaging materials, freight and inventory related charges. Historically, these expenses were shared by our divisions and, accordingly, the allocation by segment is unavailable at this time.

(2) Corporate assets such as deferred taxes and income taxes have been included in the Service Provider segment.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          First       Second        Third         Fourth
       1999                             Quarter      Quarter      Quarter        Quarter
       ----                             -------      -------      -------        -------
     Net revenues                       $40,420      $37,450      $36,213        $35,724
     Gross margin                        10,172       10,282        9,393          7,915
     Net earnings (loss)                  1,112        1,195          648         (1,243)
     Earnings (loss) per share:
          Basic                            0.19         0.21         0.12          (0.24)
          Diluted                          0.19         0.21         0.12          (0.24)

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

               (In thousands, except share and per share amounts)

                                        First       Second      Third     Fourth
       1998                           Quarter      Quarter    Quarter    Quarter
                                      -------      -------    -------    -------
     Net revenues                     $38,497      $38,309    $42,865    $41,102
     Gross margin                       9,538        7,726      9,908      7,199
     Net earnings (loss)                  168       (2,241)        46    (10,185)
     Earnings (loss) per share:
          Basic                          0.03        (0.39)      0.01      (1.77)
          Diluted                        0.03        (0.39)      0.01      (1.77)

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

                                   SCHEDULE II

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                             Additions
                                                             ---------
                                        Balance at    Charged to      Charged                    Balance at
                                        Beginning     costs and      to other                       end
          Description                   of period      expenses      accounts     Deductions     of period
          -----------                   ---------     ----------     --------     ----------     ---------
Accounts receivable -
   allowance for doubtful accounts

         1999                             $ 974        $   450          --         $   853(A)      $ 571

         1998                               977          1,257          --           1,260(A)        974

         1997                               384          1,727          --           1,134(A)        977

     (A) Write-off of uncollectible accounts, net of recoveries.

                                                             Additions
                                                             ---------
                                        Balance at    Charged to      Charged                    Balance at
                                        Beginning     costs and      to other                       end
          Description                   of period      expenses      accounts     Deductions     of period
          -----------                   ---------     ----------     --------     ----------     ---------
Inventories -
  reserve for obsolescence

         1999                            $ 6,469        $6,060          --        $8,218(B)       $4,311

         1998                              2,407         6,499          --         2,437(B)        6,469

         1997                              3,218           231          --         1,042(B)        2,407

     (B) Write down of inventory.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------
3.1+                Restated Certificate of Incorporation of the company

3.2++               Amended and Restated Bylaws of the company

4.1+                Specimen Certificate evidencing Common Stock

4.2v++              Certificate of Designations of Series A Junior Participating
                    Preferred Stock

10.1v++ Revolving Credit and Security Agreement by and among the Company, its subsidiaries and PNC Bank, National
                    Association, as lender and as agent

10.2v++             Stock Option Plan, including form of Stock Option
                    Agreements, as amended

10.3v++             Rights Plan

10.4+v              Director Compensation Plan

10.5v               Employee Stock Purchase Plan

16v+                Resignation of KPMG LLP

21*                 Subsidiaries of the Company

23.1*               Consent of Ernst & Young LLP

23.2*               Consent of KPMG LLP

27*                 Financial Data Schedule

----------
+ Previously filed as an exhibit to the company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 29, 1994.

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

v++ Previously filed as an exhibit to the company's report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

*    Filed herewith.