Form 10-Q
period 2000-03-31
PC SERVICE SOURCE INC
filed 2000-05-10
CIK 919999

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---  EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _____________ TO ________________.


                         Commission File Number: 0-23686

                             PC SERVICE SOURCE, INC.
             (Exact name of registrant as specified in its charter)


                         DELAWARE                                                              52-1703687
                         --------                                                              ----------
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

           2350 VALLEY VIEW LANE, DALLAS, TEXAS                  75234
         ----------------------------------------              ----------

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


As of May 1, 2000, there were 5,315,788 shares of the registrant's common stock outstanding.


================================================================================

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets (Unaudited)
                   March 31, 2000 and December 31, 1999 .................................         1

                   Condensed Consolidated Statements of Operations (Unaudited)
                   Three Months Ended March 31, 2000 and 1999 ...........................         2

                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                   Three Months Ended March 31, 2000 and 1999 ...........................         3

                   Notes to Condensed Consolidated Financial Statements
                   (Unaudited)...........................................................         4

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........................         7

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk............         9

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K......................................         10

SIGNATURES...............................................................................         11

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          March 31,   December 31,
                                                                            2000          1999
                                                                          ---------   ------------
                                             ASSETS

Current assets:
  Cash ................................................................   $   1,639   $      1,138
  Accounts receivable, net ............................................      15,624         15,259
  Inventories, net ....................................................      37,393         35,019
  Other current assets ................................................       1,820          2,097
                                                                          ---------   ------------
         Total current assets .........................................   $  56,476   $     53,513

Property and equipment, net ...........................................      14,298         14,695
Other assets, net .....................................................       2,215          2,278
                                                                          ---------   ------------
   Total assets .......................................................   $  72,989   $     70,486
                                                                          =========   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................   $  21,708   $     18,827
  Accrued liabilities .................................................       6,203          8,290
  Current installments of obligations under capital leases ............       1,224          1,244
                                                                          ---------   ------------
Total current liabilities .............................................      29,135         28,361

Revolving line of credit ..............................................      22,613         20,180
Obligations under capital leases ......................................       1,141          1,433
Deferred income taxes .................................................         741            741
Stockholders' equity ..................................................      19,359         19,771
                                                                          ---------   ------------

  Total liabilities and stockholders' equity ..........................   $  72,989   $     70,486
                                                                          =========   ============


     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three  Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
Net revenues ...................................   $   38,173    $   40,420
Cost of revenues ...............................       29,713        30,083
                                                   ----------    ----------
  Gross margin .................................        8,460        10,337
                                                   ----------    ----------

Operating expenses:
  Selling, general and administrative ..........        6,934         7,588
  Depreciation and amortization ................        1,457         1,207
                                                   ----------    ----------
    Total operating expenses ...................        8,391         8,795
                                                   ----------    ----------

    Earnings from operations ...................           69         1,542

Interest expense, net ..........................          544           430
                                                   ----------    ----------

    Earnings (loss) before income taxes ........         (475)        1,112

Income taxes ...................................           --            --
                                                   ----------    ----------

    Net earnings (loss) ........................   $     (475)   $    1,112
                                                   ==========    ==========


Earnings (loss) per share:
    Basic ......................................   ($    0.09)   $     0.19
                                                   ==========    ==========
    Diluted ....................................   ($    0.09)   $     0.19
                                                   ==========    ==========


Weighted average common shares outstanding:
    Basic ......................................        5,296         5,774
                                                   ==========    ==========
    Diluted ....................................        5,296         5,810
                                                   ==========    ==========




     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                      March 31
                                                              ----------------------
                                                                 2000        1999
                                                              ---------    ---------
Cash flows from operating activities:
  Net earnings (loss) .....................................   $    (475)   $   1,112
  Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization .......................       1,457        1,207

  Changes in operating assets and liabilities:
      Accounts receivable .................................        (365)        (920)
      Inventories .........................................      (2,374)        (407)
      Accounts payable ....................................       2,881          342
      Accrued liabilities .................................      (2,087)        (270)
      Income taxes receivable/payable .....................         463           --
      Other, net ..........................................        (186)          85
                                                              ---------    ---------
  Net cash provided by (used in) operating activities .....        (686)       1,149
                                                              ---------    ---------

Cash flows from investing activities:
  Capital expenditures ....................................        (997)        (272)
                                                              ---------    ---------
 Net cash used in investing activities ....................        (997)        (272)
                                                              ---------    ---------

Cash flows from financing activities:
  Net revolving line of credit borrowings .................       2,433         (378)
  Principal payments under capital lease obligations ......        (312)        (340)
  Proceeds from employee stock purchase plan ..............          63           --
                                                              ---------    ---------
Net cash provided by (used in) financing activities .......       2,184         (718)
                                                              ---------    ---------

Net increase in cash ......................................         501          159
Cash at beginning of period ...............................       1,138          940
                                                              ---------    ---------
Cash at end of period .....................................   $   1,639    $   1,099
                                                              =========    =========



     See accompanying notes to condensed consolidated financial statements.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         These unaudited condensed consolidated financial statements of PC Service Source, Inc. and its subsidiaries (collectively the "Company"), at March 31, 2000 and for the three months ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain 1999 items have been restated to conform with the 2000 presentation.

(2)      EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

         The following table sets forth the computation of basic and diluted earnings (loss) per share.

                                                           Three Months Ended
                                                               March 31,
                                                      ---------------------------
                                                         2000             1999
                                                      ---------         ---------
Net earnings (loss)..............................     $    (475)        $   1,112
                                                      =========         =========

Weighted average common shares
   outstanding - basic...........................         5,296             5,774
Employee stock options and other ................            --                36
                                                      ---------         ---------

Weighted average common shares
   outstanding - diluted.........................         5,296             5,810
                                                      =========         =========

Earnings (loss) per share:
         Basic ..................................     $   (0.09)        $    0.19
         Diluted ................................     $   (0.09)        $    0.19

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


         At March 31, 2000 and 1999, 733,418 and 956,168 employee stock options and other potentially dilutive securities, respectively, were excluded from the weighted average common shares outstanding diluted computation for the quarters ended March 31, 2000 and 1999, because their impact could be anti-dilutive.

(3)      COMPREHENSIVE INCOME (LOSS)

         Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-ownership sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is equal to net earnings (loss) as presented on the Consolidated Statements of Operations for the quarters ended March 31, 2000 and 1999.

(4)      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
                  Interest paid, net  ..............................   $    542       $    371
                  Income taxes paid (refunded) .....................       (463)            --

(5)      SEGMENT INFORMATION

         The Company is divided into three divisions. The divisions are OEM, Service Provider and iService. The OEM division provides service logistics outsourcing and support functions to the Original Equipment Manufacturer (OEM) and Original Development Manufacturers (ODM). This includes parts logistics, materials management, rapid turnaround desktop and notebook repair and component repair services. The Service Provider division provides post-warranty parts services to the PC industry which includes spare parts distribution, order logistics, parts exchange logistics, parts lifecycle management and inventory risk management. Our iService division will leverage the significant investment that we have made in technology with PC Parts Net and PC Warranty Information Network and will deliver Internet centric service solutions. Because they are currently insignificant, the iService results are included with the Service Provider division.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                            SERVICE
                                            PROVIDER           OEM              TOTAL
                                            --------        ---------         ---------
THREE MONTHS ENDED:

   MARCH 31, 2000
         Net revenues                         24,689           13,484            38,173
         Inter-company revenues                   --              794               794
         Billed margin (1)                     7,374            6,351            13,725


   MARCH 31, 1999
         Net revenues                         33,998            6,422            40,420
         Inter-company revenues                   --            1,244             1,244
         Billed margin (1)                    10,646            2,741            13,387


(1) The Company measures billed margin as the selling price less the cost of parts and the cost of labor on repair. The other cost of sales items are primarily purchasing and distribution expenses, certain facility costs, packaging materials, freight and inventory related charges. Historically, these expenses were shared by our divisions and, accordingly, the allocation by segment is unavailable at this time.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The following table displays the Company's statements of operations as a percentage of net revenues:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     2000        1999
                                                    ------      ------
Net revenues ....................................    100.0%      100.0%
Cost of revenues ................................     77.8        74.4
                                                    ------      ------
    Gross margin ................................     22.2        25.6
                                                    ------      ------

Operating expenses:
    Selling, general and administrative .........     18.2        18.8
    Depreciation and amortization ...............      3.8         3.0
                                                    ------      ------
         Total operating expenses ...............     22.0        21.8
                                                    ------      ------

         Earnings from operations ...............      0.2         3.8

Interest expense, net ...........................      1.4         1.0
                                                    ------      ------
         Earnings (loss) before income taxes ....     (1.2)        2.8

Income taxes ....................................       --          --
                                                    ------      ------
         Net earnings (loss) ....................     (1.2)%       2.8%
                                                    ======      ======

Our net revenues were $38.2 million for the first quarter of 2000, representing a decrease of $2.2 million or a 5.6% decrease from the first quarter of 1999. This decrease was mainly the result of a $9.3 million decline in revenues from our Service Provider division. In February 1999, Vanstar (which was subsequently acquired by InaCom), the largest customer of the Service Provider division, notified us of its intention to terminate our exclusive contract effective as of June 1999. As a result, our Vanstar business has materially declined since that date. In addition to Vanstar, the decrease in revenue was also attributable to the declining volume with many of the larger national accounts in the Service Provider division. The decrease in revenue from our Service Provider division was partially offset by a $7.1 million increase in revenue from our OEM division, which includes the OEM outsourcing and repair services business. This increase was due to increased volume from two large OEMs that were customers throughout 1999, as well as the implementation of a new OEM outsourcing arrangement in the third quarter of 1999.

Our gross margin as a percentage of net revenues decreased in the first quarter of 2000 to 22.2% from 25.6% in the same period of 1999. The decrease in gross margin was primarily attributable to two items. First, we experienced an increase in handling costs to support the increase in business from our OEM division. Although the OEM division generates higher margins because of its fee based pricing structure, it also requires more handling costs due to the high volume of warranty returns and testing required. Second, we experienced an increase in net freight expense due in part to a higher percentage of our business going to

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

customers which are not billed for freight. In addition, we anticipate that the gross margin in our Service Provider division could continue to be adversely affected by price pressures on replacement parts created by the declining costs of new PCs, changes in purchasing and handling costs for replacement parts, as well as changes in our product and customer mix.

Selling, general and administrative expenses as a percentage of net revenues decreased to 18.2% in the first quarter of 2000 compared to 18.8% in the same period of 1999. The decrease was primarily due to lower selling expenses in the Service Provider division due to the decline in revenues.

Depreciation and amortization increased as a percentage of net revenues to 3.8% in the first quarter of 2000 compared to 3.0% in the same period of 1999. The increase was due to a higher fixed asset base in 2000 resulting from significant capital expenditures we made in 2000 and 1999.

Net interest expense as a percentage of net revenues increased to 1.4% during in the first quarter of 2000 from 1.0% during the same period of 1999 due to a higher average outstanding balance on our revolving line of credit during the first quarter of 2000.

The first quarter of 1999 did not include a provision for income taxes because the Company utilized a portion of its unused and available net operating loss carryforwards, which were fully reserved. The first quarter of 2000 does not include a credit for income taxes because the Company's net operating loss carryforwards generated in the quarter are fully reserved.

LIQUIDITY AND CAPITAL RESOURCES

We maintain a $25.0 million Revolving Line of Credit and Security Agreement (the "Line of Credit") with PNC Bank, National Association, which matures in March 2002. The Line of Credit carries a floating interest rate based on either Libor or the PNC prime rate and is secured by substantially all of our assets. As of April 30, 2000, we had $21.8 million outstanding under the Line of Credit and, based on the amount of our eligible inventory and accounts receivable, we had $1.8 million of availability under the Line of Credit. The Line of Credit prohibits the payment of dividends to common stockholders and contains customary covenants. We were in compliance with our covenants at March 31, 2000. There can be no assurance, however, that we will be in compliance with its covenants in future periods.

We have historically been a net user of cash from operations and have financed our working capital requirements and capital expenditures from revolving credit, capital leases and equity financing. Cash used in operating activities was $0.7 million for the first three months of 2000 compared to cash provided by operating activities of $1.1 million for the same period in 1999. The change was primarily the result of the $0.5 million net loss we incurred in the first quarter of 2000 compared to net income of $1.1 million in the first quarter of 1999.

Capital expenditures totaled $1.0 million for the first quarter of 2000 compared to $0.3 million in 1999. Expenditures in the 2000 period were primarily for enhancements in our management information systems and iService division.

In the first quarter, we experienced some cash flow shortages due to significant amounts of capital required

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

for the OEM division to grow and operate effectively. Because of this, we have engaged the investment banking firm of Raymond James and Associates to evaluate various strategic alternatives for the Company. Raymond James will focus primarily on alternatives that will enable the OEM division to expand its relationships with major OEMs by locating additional sources of financing.

Until additional financing has been secured, the Company will have to properly manage its inventory levels. To accomplish this goal, we are currently assessing plans to reduce overstocked inventory by utilizing return for credit privileges to vendors and other alternatives to reduce inventory levels, such as the potential sale of selective inventory at lower than historical margins. In addition, we will focus on the timely repair of defective parts to avoid unnecessary purchases of new parts.

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

These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of the Company's revenue and market share; the consummation of new, and the non-termination of, existing OEM outsourcing arrangements and service provider alliances; the Company's ability to effectively manage its business functions while growing its business in a rapidly changing environment; the Company's ability to adapt and expand its services in such an environment; the effective and efficient purchasing of parts, managing inventory levels and processing of sales orders; the quality of the Company's plans and strategies; and the Company's ability to execute such plans and strategies.

In addition, forward-looking statements concerning the Company's expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which the Company has no control. The Company does not plan to generally publicly update prior forward- looking statements for unanticipated events or otherwise and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because the Company has not made additional comments on those forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings are affected by changes in interest rates due to the impact those changes have on the interest expense payable by us under our variable rate debt revolving line of credit, for which the outstanding balance was $22.6 million as of March 31, 2000. A 1.0% change in the underlying LIBOR or prime rate would result in a $226,000 change in the annual amount of interest based on the impact of the hypothetical interest rates on our revolving line of credit outstanding as of March 31, 2000.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

         The following exhibits are filed as part of this report:

 Exhibit
 Number                               Exhibit
 -------                              -------
  3.1+++      Restated Certificate of Incorporation of the Company
  3.2++       Amended and Restated Bylaws of the Company
  4.1+        Specimen Certificate evidencing Common Stock
  4.2v+       Certificate of Designations of Series A Junior Participating
              Preferred Stock
  10.1v+      Revolving Credit and Security Agreement by and among the
              Company, its subsidiaries and PNC Bank, National Association, as lender and as agent
  10.2v+      Stock Option Plan, including form of Stock Option Agreements, as amended
  10.3v+      Rights Plan
  10.4+v      Director Compensation Plan
  10.5v       Employee Stock Purchase Plan
  27.1*       Financial Data Schedule
  27.2*       Restated Financial Data Schedule


-------------------
+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 28, 1994.

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

         B.   REPORTS ON FORM 8-K

         None.

                    PC SERVICE SOURCE, INC. AND SUBSIDIARIES


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               PC SERVICE SOURCE, INC.
                               -----------------------------
                               (Registrant)



May 10, 2000                   /s/ Robert J. Boutin
                               -----------------------------
                               Robert J. Boutin
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit
 Number                               Exhibit
 -------                              -------
  3.1+++      Restated Certificate of Incorporation of the Company
  3.2++       Amended and Restated Bylaws of the Company
  4.1+        Specimen Certificate evidencing Common Stock
  4.2v+       Certificate of Designations of Series A Junior Participating
              Preferred Stock
  10.1v+      Revolving Credit and Security Agreement by and among the
              Company, its subsidiaries and PNC Bank, National Association, as lender and as agent
  10.2v+      Stock Option Plan, including form of Stock Option Agreements, as amended
  10.3v+      Rights Plan
  10.4+v      Director Compensation Plan
  10.5v       Employee Stock Purchase Plan
  27.1*       Financial Data Schedule
  27.2*       Restated Financial Data Schedule

-------------------
+ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2, Registration Number 33-76068-D, initially filed with the Securities and Exchange Commission on March 4, 1994, and declared effective on March 28, 1994.

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